Form 10-Q
period 2010-10-31
TORON INC.
filed 2010-12-16
CIK 1484674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2010

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                             COMMISSION FILE NUMBER 333-165539

TORON, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	Applied for
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
1207 Royal York Road Toronto, ON M9A 4b5 416-509-5494
(Address of principal executive offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2010, the Issuer had 5,630,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending January 31, 2010.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Toron” mean Toron, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                                                                                  2

TORON, INC.
(A Development Stage Company)
BALANCE SHEETS

TORON, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

TORON, INC.
(An Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

TORON INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2010

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Toron Inc. (the "Company") was incorporated in the State of Nevada on January 3, 2008. The Company was organized to develop and operate a web based resale business for domain names.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a development stage company.

The balance sheet as of October 31, 2010 and the statements of operations and cash flows for the periods presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impaired Asset Policy

The Company periodically reviews its long-lived assets to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 3, 2008 to October 31, 2010.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States.

TORON INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2010

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations.

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing the net loss by the weighted average common shares outstanding during the period. There are no potential common shares; accordingly, diluted and basic loss per share amounts are the same.

Fair Value of Financial Instruments

The Company’s only financial instruments are cash and deposits. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has net operating losses of $19,236 as of October 31, 2010, with an approximate deferred tax asset of $6,500 which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

NOTE 3 – ACQUISITION OF INTANGIBLE ASSET

On December 12, 2009, the Company purchased technology that allows it to sell and manage domain names. The Company initially recorded the purchase price of $6,000 as an intangible asset. However, based on an impairment analysis conducted on January 31, 2010, the Company determined the asset was impaired and recorded an impairment loss of $6,000 for the year ended January 31, 2010.

TORON INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2010

NOTE 4 – STOCKHOLDERS’ EQUITY

During January and February 2010 the Company received $55,600 for common stock subscriptions and in April 2010, 5,630,000 shares were issued for these stock subscriptions. 3,000,000 of these shares were subscribed for by the sole officer and president of the Company at $.001 per share. The remaining 2,630,000 shares were subscribed for by third parties at $.02 per share.

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2010 the Company had incurred accumulated losses since inception of $19,236. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 15, 2010, which is the date these financial statements were issued.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

Overview

Toron, Inc. is a corporation formed under the laws of the State of Nevada on January 3, 2008 as. whose principal executive offices are located in Toronto Ontario, Canada. Our principal business is the, marketing, sales and re-sales via the Internet of Web Domain Names or URL’s under the website www.manageyoururl.com.

Toron, Inc. is a Toronto, Ontario based company focused on marketing, sales and re-sales via the Internet of Web Domain Names or URL’s and related services under the website www.manageyoururl.com. The Company's business will be founded on its ability to provide internet domain names and related services, in a low-cost, easy accessible manner. Internet domain names are used to indentify companies or individuals on the Internet and direct people to their web site.

Our website was posted online on October 5, 2010, and was built for us and hosted by sitedudes.com. We are not anticipating any changes to the appearance of our site in the near future. We will be in the business of providing internet domain names embodied as both products and services, which more particularly address’ Internet communication. Our business model is to market, sell and re-sell via the Internet Web Domain Names or URL’s.

Additionally, we have been granted re-sellers licenses with AVG Anti Virus, SRSplus (Network Solutions Inc.) and Wild West Domains (Go Daddy). This will allow our customers to search and purchase domains through our web site, giving them two registrars to choose from, as well as search our list of available domains, purchase the latest Anti Virus, Anti Spyware and Anti Malware protection From AVG., or a customer may decide to list their URL for sale with us or advertize with us

 We will market and sell these internet domain names and related services via our website on the Internet at www.manageyoururl.com. Construction of our web site has been completed and was developed by sitedudes.com of Toronto Canada and was posted on-line on October 5, 2010. We did not develop this business model. It was acquired from Danby Technologies on December 12, 2009 for the purchase price of $6,000 cash.

As of October 31, 2010 we have 5,630,000 shares of our common stock outstanding of which 2,630,000 are being registered for resale by selling shareholders and 3,000,000 belong to our sole director and officer. The average purchase price paid for the shares to be resold by the selling shareholders is $0.02. All of these shares were acquired from us, between January 3, 2008 (inception) to February 12, 2010

PLAN OF OPERATION

As of October 31, 2010 we had a cash balance $36,400 and have earned no revenue from operations. Since our inception on January 3, 2008 to October 31, 2010 we have raised $55,600 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

Product Development Plan

Effective December 12, 2009 we entered into an agreement and acquired the prior development, Business plan and implementation in an arms length transaction from Danby Technologies in consideration for a purchase price of $6,000. We have registered the Internet domain name                               www.manageyoururl.com. We have completed construction of our website and was posted online on October 5, 2010. We are a development stage company. Our principal business is the, marketing and sales and re-sales of internet domain names. Our plan is to commercialize solutions for a range of business and consumer oriented Internet domains. We are in the early marketing stages for our products application and infrastructure build out, and have not as yet engaged in revenue producing activities.

We will provide products and services to enable an enterprise's staff to more effectively manage and share information, customer relations, service and support activities, marketing and sales management.  Our objective is to complete pre-marketing activities and to actively market and support a commercial product and to earn revenues from business or other organizations via the Internet from our website at www.manageyoururl.com. Our sources of revenue will come from purchases for our products i.e.domain names, product service fees i.e.advertising and customized (manual) searches for domains and through customer service charges and fees. The Company's solutions will be founded on its ability to provide internet domain names and support services in a low-cost, easy to use manner. Since our acquisition, management has continued to implement our business plan.  We have focused our limited resources to develop the usability of our products.  We will maintain a website for our products and services, which will be maintained on servers that will be situated at our hosting service site dudes.com

Our business plan can be summarized in four principal categories as outlined below.  We estimate the development period required to complete a commercial implementation of our products and develop commercial sales would be approximately two months at an estimated cost of $2,000. At present we do not have sufficient funds to engage additional employees or contractors to quicken the implementation of our business plan.

While we have limited funding and are in the preliminary state of commercialization of our products and services, management believes it can successfully implement the plan without significant additional funding.  We have no intent or plan to engage in a merger or acquisition with an unidentified company or companies.

Website Development Plan

Our website was posted online on October 5, 2010, and was built for us and hosted by sitedudes.com. Development of our website was outsourced to a website design company with the cost of the website development and data base development at approximately $2,000. Our website is located on the Internet at www.manageyoururl.com. Our website will allow our customers to purchase online, customers will be able select either US or Canadian funds to pay for their purchase. We will offer payment options by check/money order or PayPal. PayPal is an online payment service owned by eBay Inc. PayPal's website is located on the Internet at http://www.paypal.com. Once completed we do not anticipate having to develop our website further within the next twelve months.

Website Hosting Plan

Our website is hosted by sitedudes.com and charges us approximately $50 per month to host and maintain our website. Over the next twelve months the cost of hosting our website will be $600

Marketing Plan

We intend to market our website using Google AdWords. Google AdWords is a way to purchase highly targeted cost-per-click advertising. AdWords ads are displayed along with search results on Google, as well as on search and content sites in an ad network operated by Google Inc. a leader on Internet search. We estimate this cost to be estimated at $20,000 for the next year. Additionally, we will implement user surveys and market acceptance of our products in order to target potential customers.

Purchase Plan

Once internet domain names are ready for sale, purchasers may buy them directly from our website. Upon receipt of the purchase price, the purchaser will be issued their registered domain name(s)

Development Costs

We have completed construction of our website at a cost of approximately $2,000 for website design, construction and database development. Our website was posted online on October 5, 2010 Marketing in the amount of approximately $20,000 with commencement estimated in November 2010; and website hosting at a cost of $600 per annum, for a total of $22,600 in business expenditures for the year.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. We anticipate $250 to assist in the preparation of our quarterly financial statements and $1,000 to assist in the preparation of our annual financial statements. Our independent auditor charges us approximately $2,500 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $12,500 to pay for our accounting and audit requirements.

SEC Filing Plan

We intend to become a reporting company in 2010 after our S-1 is declared effective. This means that we will file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $750 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $5,000 for legal costs to pay for three quarterly filings, one annual filing, a 424B3 final prospectus filing, and a Form 8-A filing in order to complete registration our common stock.

Contingency Plan

Our future success depends on our ability drive traffic to our website and to provide domain names for sale and resale. We rely on service providers (DanbyTechnologies, SRSplus (Network Solutions) and Wild West Domains) to supply us with domain names and domain name registration services in order continue with our business development. In the event we should lose our agreements and or contacts with these service providers, this would have a negative impact on our business and cause set backs in our business development, causing us to look to achieving reseller status with other ICANN registered domain registrars in order to continue business development.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$15,000
Office Expenses	-
Marketing and Product Development	$25,000
TOTAL	$40,000

 Results of Operations

We have had no operating revenues since our inception on January 3, 2008 through to October 31, 2010. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 3, 2008 to January 31, 2010 we have raised a total of $55,600 from private offerings of our common stock. For the period from inception on January 3, 2008 to October  31, 2010 we incurred total expenses of $19,236.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At October 31, 2010	At January 31, 2010
Current Assets	$36,400	$14,121
Current Liabilities	36	$23,018
Working Capital (Deficit)	$36,364	$(8,897)

Cash Flows

	Nine months Ended	Nine months Ended
	October 31, 2010	October 31, 2009
Cash Flows from (used in) Operating Activities	$(10,303)	-
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	32,582	-
Net Increase (decrease) in Cash During Period	$ -	-

The decline in our working capital surplus at October 31, 2010 from the year ended January 31, 2010 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form S-1 and the increase in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, October 31, 2010, we had cash on hand of $36,400. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended January 31, 2010, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $19,236 for the period from January 16, 2007 (inception) to October 31, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2010 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended August 31, 2007

Development Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and we are Development Stage Company, as we have devoted substantially all of our efforts to organize, develop, and operate a web based resale business for domain names. We have had no revenues from our inception to the date of these financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period.

ITEM 3.  QUANATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK – Not Applicable

ITEM 4      CONTROLS AND PROCEDURES.

ITEM 4 (T)               CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective at providing this reasonable level of assurance as of the period covered, due to the fact that we have only one officer and director. In the future the company will endeavor to add another director with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

None.

ITEM 1 A.  RISK FACTORS- Not applicable

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.       OTHER INFORMATION.  None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share subscription.(1)

10.1	Purchase Agreement dated December 12, 2009 between Danby Technologies and Toron, Inc.(1)

31.01	Certification of Chief Executive Officer and as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on, November 15, 2007, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORON, INC.

December 15, 2010	By:	/s/ Ljubisa Vujovich
LJUBISA VUJOVICH
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)