Form 10-Q/A
period 2010-10-31
TORON INC.
filed 2011-01-21
CIK 1484674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☒

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

                                                                                  2

TORON, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	October 31,	January 31,
	2010	2010

ASSETS

Current assets:

Cash	$ 36,400	$ 14,121

Total assets	$ 36,400	$ 14,121

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$ 36	$ -
Deposits		23,018

Total liabilities	36	23,018

Commitments and contingencies	-	-

Stockholders' equity:
Common stock; authorized 75,000,000; $0.001 par value; 5,630,000 and 0 shares issued and outstanding at October 31, 2010 and
January 31, 2010, respectively	5,630	-
Additional paid-in capital	49,970
Deficit accumulated during the development stage	(19,236)	(8,897)

Total stockholders' equity	36,364	(8,897)

Total liabilities and stockholders' equity	$ 36,400	$ 14,121

The accompanying notes are an integral part of these financial statements

TORON, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended October 31		Nine months ended October 31
	2010	2009	2010	2009	From January 03, 2008 (Inception) to April 30, 2010

Operating Expenses:

General and administrative	$ -	$ -	$ 10,339		$ 13,236

Impairment loss on intangible asset	-	-			6,000

Net loss for the period	$ -	$ -	$ 10,339		$ 19,236

Net loss per share:
Basic and diluted	$ -	$ -	$ 0.00	$ -

Weighted average number of shares outstanding:
Basic and diluted	5,630,000	-	3,753,333	-

The accompanying notes are an integral part of these financial statements

TORON, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended October 31,
	2010	2009	From January 3, 2008 (Inception) to October 31, 2010

Cash flows from operating activities:
Net loss	$ (10,339)	$ -	$ (19,236)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss on intangible asset	-	-	6,000
Changes in operating assets and liabilities
Increase in accrued expenses	$ 36		$ 36

Net cash used in operating activities	(10,303)	-	(13,200)

Cash flows from investing activities:
Acquisition of intangible asset	-	-	(6,000)

Net cash used in investing activities	-	-	(6,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	32,582	-	32,582
Deposits	-	-	23,018

Net cash provided by financing activities	32,582	-	55,600

Increase in cash during the period	22,279	-	36,400

Cash, beginning of period	14,121	-	-

Cash, end of period	$ 36,400	$ -	$ 36,400

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for deposits	$ 23,018	$ -	$ 23,018

The accompanying notes are an integral part of these financial statements

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

TORON, INC.

January 21, 2010	By:	/s/ Ljubisa Vujovich
LJUBISA VUJOVICH
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)