Form 10-K
period 2011-01-31
TORON INC.
filed 2011-05-16
CIK 1484674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended January 31, 2011

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                           TORON, INC.

Commission File Number: 333-165539

(Exact name of registrant as specified in its charter)

NEVADA	Applied for
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1207 Royal York Road Toronto ON

 (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (416)-509-5494

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ¨ No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No X

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $112,260

The number of shares of the issuer’s common stock issued and outstanding as of January 31, 2011 was 5,630,000 shares.

Documents Incorporated By Reference: None

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Toron” and the “Company” mean Toron, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. Business.

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

As of January 31, 2010 we have 5,630,000 shares of our common stock outstanding of which 2,630,000 are being registered for resale by selling shareholders and 3,000,000 belong to our sole director and officer. The average purchase price paid for the shares to be resold by the selling shareholders is $0.02. All of these shares were acquired from us, between January 3, 2008 (inception) to February 12, 2010

Current Products

Overview

The Internet has proven to be an extraordinary medium for communication, data transmissions and for e-commerce.  Our objective is to list, manage and sell Internet domains or URLs.  Internet domains are the names that you type into your web browser such as Internet Explorer to arrive at a web site.  Familiar names are Yahoo.com, IBM.com, Microsoft.com.

In addition to the familiar .com designation, there is also .net, .biz, .org and an identifier for each country.  However, for building brands and for marketing and for accessibility, the .com is king and once a name is owned and used, it is not available to others starting a business or developing a new business concept.

While domains such as perfume.com or business.com have proven to have substantive value, it cannot be said of all domain names.  Most have to be promoted or be self evident to the user.    Sites with six or less letters seem to be recognized as the most valuable after the generic names such as perfume.com.

The main reason a potential customer may choose us over an more established competitor is that several of the domain names we will have listed will be part of a set and be for sale as a set in one transaction, rather than having to search for availability with other competitors, For Example: .com, .net, .org, .tv, .ca, .us, etc. while, other competitors provide a similar service potential users will have the ability to use the other competitors services as well as our own services and our listings will be exclusive to our web site. We control in excess of 300 domain names for resale that were received from Danby Technologies via verbal agreement, acquired these domain names and owns these domain names. We will receive a 35% commission from any sales of these domain names.  These domain names have been listed for resale on our website and have approximately 15 sets of domain names (a domain with more than one extension) included in the domains that we control. It should also be noted that Danby Technologies is not a shareholder, either directly or indirectly and has no affiliation with the Company other than the original purchase agreement of December 2009, and the verbal agreement to list their internet domains. Our success is reliant and contingent upon our ability to drive Internet traffic to our website.

Products and Services

Enhance the visibility of a domain;

Buy and sell Domains

Provide listing services for Domain re-sales

Service of finding domain names for developing businesses.

Actively market domains to businesses where the name is relevant or part of a set of domain names eg: zagg.net, sell to zagg.com.

We currently have access to over 300 domain names which we can market, sell or use for cash parking and advertising.

All domains in our listing will be directed to our main URL where viewers can buy the domain name or buy other domain names that we have listed.

We believe our products will be competitive in the market place and with potential customers as all of our products and services will be available through our website. Customers will be able to purchase a domain name directly from us from our current listings, as well as having two domain registrars to choose from, search our list of available domains, or purchase the latest Anti Virus, Anti Spyware, and Anti Malware protection from AVG, Additionally, a customer may decide to list their URL for sale with us or advertise with us. We believe that our products will prove to be cost effective and easy for users to adopt and use.  We also plan to market our products and services through Google adds to broaden our exposure to customers and users.

Buy and sell Domains

Three methods of buying and selling domains are:

a.

Purchasing directly from a domain holder and then listing the domain for resale

b.

Purchase expired domains for and listing them for resale

c.

Becoming a reseller for a major domain registrar.

Major Domain Registrar Reseller

We have been granted re-sellers licenses with, SRSplus (Network Solutions Inc.) and Wild West Domains (Go Daddy). This will allow our customers to search and purchase domains through our web site, giving customers two major registrars to choose from.

SRSplus by Network Solutions

We have been granted a re-sellers license with, SRSplus (Network Solutions Inc.). Our cost associated with this license is $250 which is applied to our reseller account for the purchase of domain names, in other words, customers would purchase domains or other products from us and pay us for their products and in turn Network Solutions will debit our prepaid account for the services purchased, if the prepaid account becomes overdrawn or has been debited to a $0 balance we will be notified and will replenish the account.  Our license agreement is non-exclusive and royalty free and provides a pay as you go or prepaid format for the purchases of domain names.

SRSplusTM Features

•

Domain Name Registration

•

Country Code Top Level Domains (ccTLDs)

•

Domain Protect

•

Private Registration

•

Domain Name Renewal

•

Third-party business services

Domain Name Services Management Tools

•

Ability to set the your customer price

•

Real-time domain registration and management

•

Rapid DNS modifications

•

Online reporting

•

Web-based interface available in 5 languages

•

Simple and customizable Open Source API

•

Access to WHOIS

•

Maximum security with the industry's trusted leader

•

Total domain name lifecycle management

Support

•

Telephone and e-mail 9:00AM to 9:00 PM ET

•

Responsive representatives

Program Elements

•

Fixed price for all the basic domain name extensions

•

Pay-as-you-go debit account

•

Backed by Network Solutions

  Wild West Domains (Go Daddy)

We have been granted an Application Programming Interface (API) re-sellers license with, Wild West Domains (Go Daddy). Our license agreement is non exclusive. Our cost associated with this license is $318 and $257 per year, this includes notification of expired domains and domains that are about to expire that may be purchased for re-sale by us.

Reseller Features

Merchandize and sell - domain names, private registrations, and site traffic tools

 Sell Basic & Pro reseller plans

The BEST buy rates in the industry

Earn Pay-Per-Click commission on customers' parked domains

24/7 support for you and your customers

Complete traffic analysis

Email Marketing & Press Release Templates

Marketing emails designed and mailed by us (optional)

Reseller forum, blog, podcast and live chat

Automated billing and renewals

Shopping cart and credit card processing

Advertising campaign tracking built in

Google® AdWords® Credit* $125

Listing Services

A customer can list their domain for sale.  We will bring offers to the owner and will take a 35% fee for acting as resellers.

Advertising Services

Provide domain holders with advertising on our website that an individual can click on the web link and be taken to the customer’s website.  We will control the advertising and pay to the domain holder a percentage of fees received.

Cash Parking

Cash Parking is a service that enables you to earn money on your parked domains (a parked domain refers to the registration of an Internet domain name without that domain being used to provide services such as e-mail or a website). If you associate your domains with a Cash Parking account, an advertising partner would place a context-relevant advertisements on your page. Each time a visitor clicks a displayed advertisement, you receive a share of the generated click-through revenue based on your Cash Parking plan, a percentage of the generated revenue.

The amount you receive and the price you pay for the Cash Parking service depends on the plan you select. and Cash Parking provider. Some Cash Parking providers are: Sedo, Go Daddy, plus1net, iMonetize, Active Audience, and Traffic7.

Additionally, some cash parking services may offer the domain parking service for free; while some may require a small fee for the service. A service provider will be placing advertisements and links on your page. Ideally, these links will be relevant to the domain name and to the key words that will lead a visitor to that page. The links are the addresses of the websites that need exposure; thus willing to pay incremental amounts for every click on the page that leads to theirs.

The host will then share the income from these advertisers on a fixed percentage. Through domain parking, the public is given more relevant links to check out. If the domain is easily accessed by search engines, then the advertisers on that page have a bigger chance of exposure. The service provider earns extra income for every click that is paid by advertisers.

Workyoururl.com

Will provide information on Search Engine Optimization (SEO) and advertising sources.  A General site for information and articles.  Provide information to people starting out with a web site.

Directs viewers to manageyoururl.com to buy or order the site or domain name that they need.

Provides viewers with SEO information and advertising.

Finding domain names for developing businesses.

Upon a customer’s request and for a fee we will search various domain registrars world wide for the designation of their request.

AVG Products

We have been granted a re-sellers license with AVG our cost associated with this license is $0. AVG products comprise of Anti Virus, Anti Spyware and Anti Malware. We have decided to include AVG products on our website as a convenience to prospective customers as well as adding a potential revenue stream to our business model.  With the granting of this license this will allow us to sell through our website the full product line of AVG internet security products for home and business.

Pricing of our Services

With respect to pricing of our products and services, domains that are listed for resale will be subject to negotiated prices between buyer and seller and we will receive a 35% commission on the gross proceeds. New domains that are purchased will be at a fixed price and prices will be set at our discretion, the same as if purchased directly from the domain registrar, and in turn we are paid the difference between the price we sell the product for and the price our service provider charges us for acting as a reseller. AVG security products will be available at a fixed price and AVG will pay us a commission of up to 25% for acting as a reseller.

Marketing

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

E Commerce

We have selected PayPal as our online transaction provider. PayPal is located on the Internet at http://www.paypal.com and is a popular transaction provider. This means that our future customers will have the ability to pay us for internet domain names and we will not be required to maintain confidential information such as our customer's credit card numbers on our servers. PayPal charges us approximately a 3% transaction fee for every transaction that they clear for us.

Competition

Regarding our competitive position in the industry, we are a new entry into this marketplace and we are not well known. We will compete with numerous providers of online or Internet accessible applications and services companies, many of which have far greater financial and other resources than we do.

Many of these companies have established histories and relationships in providing online applications or systems that enable them to attract talent, marketing support, and financing.  Moreover, proven track records are of paramount consideration in selecting vendors.

While our sole director and officer has significant business experience, we, as a company, have no proven track record in the online services industry.  We can provide no assurance that we will be able to successfully market our products or compete within this industry

Intellectual Property

We have no patents, trademarks, franchises, concessions or labor contracts at this time, however, we are in the process of making application for trademarks in Canada and the United States and in the future other jurisdictions, and have no assurance of our ability to continue to use such names in association with the sale of our products and services.  In the future we will enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information and will apply for other protections in the form of patents and copyrights if applicable, in order to fully protect our proprietary software. Failure to provide adequate protection our proprietary rights could expose us to infringement of our rights by other parties and could offer similar services, significantly harming our competitive position and decreasing our revenues.

Government Approvals

We currently do not require approval of any government to offer our products and services. We do not expect that will be any governmental regulations on our business. We are voluntarily not accepting orders from the following countries: Afghanistan, Angola, Cuba, Democratic People's Republic of Korea [North Korea], Eritrea, Federal Republic of Yugoslavia [Serbia and Montenegro], Iran, Iraq, Liberia, Libya, Myanmar [Burma], Rwanda, Sierra Leone, Syria, and Sudan. We expect no costs or effects of compliance of federal, state and local environmental laws on our business.

Employees

We have one part-time employee, our President, Mr. Vujovic who dedicates between 10 and 20 hours per week to our business. Additionally, it is likely that Mr. Vujovic’s weekly hours will increase once our website is online. Mr. Vujovic’s duties include, working with our website developer as to design content and the maintenance and updating of our website once complete. Acquiring new domains for resale, developing a marketing strategy and implementing our marketing plan as well as day to day management of our business.

ITEM 1A. Risk Factors.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following known material risks. You could lose all or part of your investment due to any of these risks.

We are a new business with a limited operating history and no revenues as of January  31, 2010 and are not likely to succeed unless we can overcome the many obstacles we face. If we fail to overcome these obstacles you may lose your entire investment.

We are a development-stage company with limited prior business operations and no revenues. We were incorporated in the State of Nevada on January 3, 2008. Our website was posted online on October 5, 2010. Unless we are able to secure adequate funding, we may not be able to successfully complete production and market the internet domain names and our business will most likely fail. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. To date, we have done the following:

Completed organizational activities;

·      Developed a business plan;

·       Obtained interim funding;

·      Engaged consultants for professional services (website design);

In order to establish ourselves as an owner and re-seller of internet domain names and related services, we are dependent upon continued funding and the successful acquisition, listing, marketing and sales of internet domain names. Failure to obtain funding for continued sales and marketing would result in us having difficulty establishing sales or achieving profitability. You should be aware of the increased risks, uncertainties, difficulties and expenses we face as a development stage company and our business may fail and you may lose your entire investment.

We have a history of losses and an accumulated deficit and we expect future losses that may cause our stock value to decline and result in you losing a portion or all of your investment.

Since our inception on January 3, 2008 to January 31, 2011 we have incurred net losses of $19,200. We expect to lose more money as we spend additional capital to continue to acquire, list market and sell internet domain names, and establish our infrastructure and organization to support anticipated operations. We currently have sufficient capital to implement our business and  have sufficient working capital to maintain operations for approximately the next 10 months. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

Inability of our Officer and Director to devote sufficient time to the operation of our business may limit our success.

Presently our sole Officer and Director of our company, allocates only a portion of his time to the operation of our business. Should our business develop faster than anticipated, our sole officer and director may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence it may result in limited growth and success of the business.

We may not be able to compete effectively against our competitors and this may cause our stock value to decline.

Our future success depends on our ability to drive web traffic to our site to compete effectively with competitors. Some of our potential competitors are well established and have larger customer bases and far better name recognition. If we do not compete effectively with current and future competitors we may not generate enough revenue to be profitable. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

If we were to lose our agreements/contracts with our service providers, this would have a negative impact on our business and cause set backs in our business development or cause our business to fail

Our future success depends on our ability to provide domain names for sale and resale. We rely on service providers to supply us with domain names and domain name registration services in order continue with our business development. In the event we should lose our agreements and or contacts with these service providers, this would have a negative impact on our business and cause set backs in our business development or cause our business to fail.

Because our sole officer and director resides in Canada service of process in the United Sates may be difficult

Our sole director and officer is located in Toronto, Canada which will limit investor's ability  to effect service of process within the United States against our officer and director, to enforce U.S. court judgments based upon the civil liability provisions of  U.S. federal securities laws against our officer and director , to enforce in a Canadian court ,U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against our officer and director , and bring an original action in a Canadian court to enforce liabilities based upon the U.S. federal securities laws against our officer and director

Because our Director and Officer owns the majority of our company's common stock, he has the ability to override the interests of the other stockholders.

Our President owns 53.28 % of our outstanding common stock and serves as our sole Officer. Investors may find the corporate decisions influenced by our President are inconsistent with the interests of other stockholders. Sale of your shares may be difficult or impossible as there is presently no demand or public market for our common stock. There is presently no demand or public market for our common stock. Though we intend to apply for a quotation on the Over the Counter Bulletin Board, we cannot guarantee that our application will be approved and our stock listed and quoted for sale. Our common stock has no prior market and resale of your shares may be difficult without considerable delay or impossible.

Because we hold a significant portion of our cash reserves in United States dollars, we may experience weakened purchasing power in Canadian dollar terms and could Limit the scope of our operations.

We hold a significant portion of our cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains and losses in Canadian dollars. If there was to be a significant decline in the United States dollar versus the Canadian Dollar, our US dollar purchasing power in Canadian dollars would also significantly decline. If a there was a significant decline in the US dollar could limit on going operations. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

We will require additional capital and financing to continue our business and failure to obtain capital would cause our business to fail.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in the Notes of our January 31, 2011 financial statements, we are in the development stage of operations, have had losses from operations since inception, no revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. Our Auditor has raised “substantial doubt regarding the Company's ability to continue as a going concern”, or in other words remain in business. We will require additional capital and financing in order to continue otherwise our business will fail. We have made no definitive arrangements for any additional capital or financing.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we were incorporated on January 3, 2008, and we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Purchasers in this offering may experience dilution, and if the market does not value our stock price higher than what you paid, you will have a negative return on your investment.

Since earlier investors in our company have paid average purchase prices less than $0.04 per share you may experience dilution of your investment. Our business will have to grow or the market must value the price of your shares higher than the amount that you paid for you to achieve a profit on your investment. If the valuation of our shares does not overcome your dilution you will lose a portion or all of your investment.

There is no liquidity and no established public market for our common stock and it may prove impossible to sell your shares.

There is presently no public market in our shares. While we intend to contact an authorized Over the Counter Bulletin Board market maker for sponsorship of our securities, we cannot guarantee that such sponsorship will be approved and our stock listed and quoted for sale. Even if our shares are quoted for sale, buyers may be insufficient in numbers to allow for a robust market to develop and may prove impossible to sell your shares.

If the selling shareholders sell a large number of shares all at once or in blocks, the value of our shares would most likely decline.

The selling shareholders are offering 2,630,000 shares of our common stock through this prospectus. They must sell these shares at a fixed price of $0.04 until such time as they are quoted on the Over the Counter Bulletin Board or other quotation system or stock exchange. Our common stock is presently not traded on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of large numbers of shares at any price may cause the market price to fall. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s certificate of incorporation contains a specific provision that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 2.     Description of Property.

The mailing address of our business is 1207 Royal York Road, Toronto Ontario, Canada Our President provides office space to us at no charge. The cost of the donated premises is valued at $0 per month on our financial statements.

We own no real estate holdings and we have no policy to acquire assets for possible capital gain or income.

ITEM 3.     Legal Proceedings

We are not aware of any legal proceedings for and or against us.

ITEM 4. Submission of Matters to a Vote of Securities Holders.

As of January 31, 2011 there were no submissions of matters that require a vote of shareholders.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our shares of common stock became eligible for trading on the OTC Bulletin Board under the symbol TRON on May 6, 2011, with the total issued and outstanding shares being 5,630,000.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2010	$.0	$.0
2nd Quarter 2010	$.0	$.0
3rd Quarter 2010	$.0	$.0

Holders of Common Stock

As of January 31, 2011, there were 39 registered shareholders of our common stock.

Dividends

There have not been any dividends granted at this time

Recent Sales Of Unregistered Securities

As of May 16, 2011 we have issued 5,630,000 shares of unregistered securities. 2,630,000 shares were acquired from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents. 3,000,000 shares were issued to our president, pursuant to Section 4(2) of the Securities Act of 1933.

The shares include the following:

1.   On April 23, 2010 we issued 3,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933 at a price of $0.001 per share for cash proceeds of $3,000 to our President, These shares have also been stamped with a restricted legend pursuant to Rule 144; and

2.   On April 23, 2010 we issued 2,630,000 shares of common stock to non-affiliate Canadian residents at a price of $0.02 per share for cash proceeds of $55,600 (all funds from this offering were received by February 12, 2010).

With the exception of the shares issued to our president and which were issued pursuant to Section 4(2) of the Securities act of 1933, all of the above offerings, we completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.

The subscription agreement executed between us and the investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act.

The investor agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

ITEM 6. Selected Financial Data.

Summary of Statements of Operations of Toron, Inc.

Year Ended January 31, 2011 and 2010

	January 31, 2011		Jan 31, 2010
Sales	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil
Net Income	$	Nil	$	Nil
Net Income Per Share, diluted	$	Nil	$	Nil

     Summary of Balance Sheets of Toron, Inc. as at January 31, 2011 and 2010

	January 31, 2011	Jan 31, 2010
Working Capital	$36,400	14,121
Total Assets	$36,400	14,121
Stockholders’ Equity	$36,400	14,121

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this report contains forward-looking statements.  All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.

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

We have completed construction of our website at a cost of approximately $2,000 for website design, construction and database development. Our website was posted online on October 5, 2010. We expect marketing costs to be approximately $20,000 per year, and website hosting to be $600 per year.

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

SEC Filing Plan

We became a reporting company in November of 2010. This means that we will file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $750 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $5,000 for legal costs to pay for three quarterly filings and one annual report.

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and Capital Resources

As of January 31, 2011 we have available cash of 36,400. We plan to continue to provide for our capital needs by issuing debt or equity securities or receiving advances from shareholders or our officers and directors.

We may require additional financing in order to complete our stated plan of operations for the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

Further, if we were issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

 We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To date, we have generated no revenues and have incurred operating losses in every quarter. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Year Ended January 31, 2011 compared to the Year Ended January 31, 2010

We are a development stage company and have no revenues to date.

We incurred operating expenses of $10,303and $8,897 for the years ended January 31, 2011 and 2010, respectively. The increase of $1,406 is a result of the, increase in professional fees and general and administrative expenses over the prior period.  The increase in our operating expenses for the year ended January 31, 2011 was a result of increased administrative expenses and acquisition costs in connection with our ongoing development efforts.

During the year ended January 31, 2011, we recognized a net loss of $10,303 compared to a net loss of $8,897for the year ended January 31, 2010.  The increase was a result of the increase in acquisition and operational expenses as discussed above.

Liquidity and Capital Resources

At January 31, 2011, we had total assets of $36,400.  At January 31, 2011, we had total current liabilities of $0, consisting of accounts payable of $0,

During the year ended January 31, 2011, we used cash of $10,303in operations, and during the year ended January 31, 2010, we used cash in operations of $2,897

During the year ended January 31, 2011, we did not have any cash flows from investing activities.  During the year ended January 31, 2010, we had cash used in investing activities of $6,000 to acquire an intangible asset.

During the year ended January 31, 2011, we received $32,582 from our financing activities.  During the Year ended January 31, 2010, we received $23,018 from our financing activities.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 8. Financial Statements and Supplementary Data.

.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of January 31, 2011, including:

1.	Reports of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of January 31, 2011
3.	Statements of Operations for the years ended January 31, 2011 and 2010 and for the period from inception on January 3, 2008 to January 31, 2011;
4.	Statements of Cash Flows for the years ended January 31, 2011 and 2009 and for the period from inception on January 3, 2008 0 to January 31, 2011;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on January 3, 2008 through January 31, 2011; and
6.	Notes to Financial Statements.

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and

Stockholders of Toron Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Toron Inc. (A Development Stage Company) (The Company) as of January 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2011, and for the period from January 3, 2008 (date of inception) to January 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toron Inc. (a Development Stage Company) as of January 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2011, and the period from January 3, 2008 (date of inception) to January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates, CPA’s Inc.”

Murray, Utah

May 13, 2011

                                                                                       F2

TORON, INC.

(A Development Stage Company)

 Balance Sheets

	January 31, 2011	January 31, 2010

ASSETS

Current assets:

Cash	$ 36,400	$ 14,121

Total assets	$ 36,400	$ 14,121

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Deposits		23,018

Total liabilities	-	23,018

Commitments and contingencies	-	-

Stockholders' equity (deficit):

Common stock; authorized 75,000,000; $0.001 par value; 5,630,000 and zero shares issued and outstanding at January 31, 2011 and January 31, 2010,
respectively	5,630	-
Additional paid in capital	49,970	-
Deficit accumulated during the development stage	(19,200)	(8,897)

Total stockholders' equity (deficit)	36,400	(8,897)

Total liabilities and stockholders' equity (deficit)	$ 36,400	$ 14,121

F3

TORON, INC.

(A Development Stage Company)

Statement of Operations

	Year Ended January 31, 2011	Year Ended January 31, 2010	From Inception January 3, 2008 to January 31, 2011

Operating Expenses:

General and administrative	$ 10,303	$ 2,897	13,200
Consulting	-	-	-
Impairment loss on Intangible Asset	-	6,000	6,000

Net loss for the period	$ 10,303	$ 8,897	$ 19,200

Net loss per share:
Basic and diluted	$ 0.00	$ -

Weighted average number of shares outstanding:
Basic and diluted	4,222,500	-

The accompanying notes are an integral part of these financial statements

F4

TORON, INC.

(A Development Stage Company

Statement of Stockholders Equity

				Deficit
	Common Stock Issued			Accumulated
			Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception (January 3, 2008)	-	$ -	$ -	$ -	$ -

Net loss for period ended January 31, 2008				-	-

Balance at January 31, 2008	-	-	-	-	-

Net loss for period ended January 31, 2009	-	-	-	-	-

Balance at January 31, 2009	-	-	-	-	-

Net loss for period ended January 31, 2010	-	-	-	(8,897)	(8,897)

Balance at January 31, 2010	-	-	-	(8,897)	(8,897)

Common stock issued for cash at $.001 per share; April 23,2010	3,000,000	3,000	-		3,000

Common stock issued for cash at $.02 per share; April 23, 2010	2,630,000	2,630	49,970	-	52,600

Net loss for period ended January 31, 2011				(10,303)	(10,303)

Balance at January 31, 2011	5,630,000	5,630	49,970	(19,200)	36,400

The accompanying notes are an integral part of these financial statements

F5

TORON, INC.

(A Development Stage Company)

Statement of Cash Flows

	Year Ended January 31, 2011	Year Ended January 31, 2010	From Inception (January 3, 2008) to January 31,2011

Cash flow from operating activities:
Net loss	$ (10,303)	$ (8,897)	$ (19,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on Intangible Assets	-	6,000	6,000

Net cash used in operating activities	(10,303)	(2,897)	(13,200)

Cash flows from investing activities:
Acquisition of Intangible Asset		(6,000)	(6,000)

Net cash used in investing activities	-	(6,000)	(6,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	32,582	-	32,582
Deposits	-	23,018	23,018

Net cash provided by financing activities	32,582	23,018	55,600

(Decrease) Increase in cash during the period	22,279	14,121	36,400

Cash, beginning of period	14,121	-	-

Cash, end of period	$ 36,400	$ 14,121	$ 36,400

Cash paid during the period
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Supplemental disclosure of non-cash financing activities:
Common stock issued for deposits received in prior year	$ 23,018	$ -	$ 23,018

The accompanying notes are an integral part of these financial statements

F6

TORON INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                                   January 31, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 3, 2008 to January 31, 2011.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States.

F-4

TORON INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                                   January 31, 2011

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has net operating losses of $19,200 as of January 31, 2011, with an approximate deferred tax asset of $6,700 that has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

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

F-5

TORON INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                                    January 31, 2011

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

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2011 the Company had incurred accumulated losses since inception of $19,200. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

F-6

ITEM 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure.

There has not been any changes in and or disagreements with our principal independent accountants.

We have engaged Madsen & Associates CPA’s, Inc. as our independent auditors since January of 2010.

 During the years ended January 31, 2011 and 2010 and subsequent to January 31, 2011 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Madsen & Associates CPA’s, Inc. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Madsen & Associates CPA’s, Inc. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-K

ITEM 9A (T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company  maintains a system of disclosure  controls and procedures  that are designed for the purposes of ensuring that information  required to be disclosed in our SEC reports is recorded,  processed,  summarized, and reported within the time periods  specified in the SEC rules and forms, and that such information is accumulated and  communicated  to our management,  including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management,  after  evaluating  the  effectiveness  of the Company's  disclosure controls and  procedures  as defined in Exchange Act Rules  13a-14(c) as of January 31, 2011 (the  "Evaluation  Date") concluded that as of the Evaluation Date, the Company's  disclosure  controls  and  procedures  were  effective to ensure that material  information  relating  to the  Company  would be made known to them by individuals within those entities,  particularly during the period in which this annual report was being prepared and that  information  required to be disclosed in our SEC reports is recorded,  processed,  summarized, and reported within the time periods specified in the SEC's rules and forms.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules  13a-15(f) and 15d-15(f)  under the Exchange Act. Our internal  control over financial  reporting is designed to provide reasonable  assurance regarding the  reliability  of  financial  reporting  and  the  preparation  of  financial statements  for  external   purposes  in  accordance  with  generally   accepted accounting  principles.  Our internal control over financial reporting includes those policies and procedures that:

(1)  pertain to the  maintenance  of records that,  in  reasonable  detail,

       accurately and fairly reflect the transactions and dispositions of our assets;

(2)  provide a reasonable   assurance  that  transactions  are  recorded  as

      necessary to permit preparation of financial  statements in accordance with generally accepted accounting  principles,  and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

 (3)  provide reasonable  assurance regarding prevention or timely detection of  unauthorized  acquisition,  use or  disposition of our assets that could have a material effect on our financial statements.

Management's  assessment  of  the  effectiveness  of the  registrant's  internal control  over  financial  reporting  is as of the year ended June 30,  2010  We believe that internal control over financial reporting is effective at providing this reasonable level of assurance as of the period covered, due to the fact that we have two officers and directors with accounting and public company experience. In the future the company will endeavor to add other directors with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This  annual  report  does not include an  attestation  report of the  Company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the Company's registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide  only  management's report in this annual report.

There  was no change in our  internal  control  over  financial  reporting  that occurred  during the fiscal  year ended January 31, 2011,  that has  materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

                                                                       PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of January 31, 2011 are as follows:

Name	Age	Position
Ljubisa Vujovic	36	President, Chief Executive Officer, Chief Financial Officer, and Director
Tatjana Dujovic-Krivokapic	33	Secretary, Treasurer and Director

Executive Biographies

Ljubisa Vujovic – Chief Executive Officer and President, Chief Financial Officer: Mr. Vujovic became our President on January 3, 2008 and he dedicates about 10 to 20 hours per week towards the management of our business. For the last five years Mr. Vujovic has the Owner and Managing Member a recreational vehicle dealership in Toronto Ontario.  Mr. Vujovic also develops real estate, and owns and operates and a Limousine Service and mobile catering service for the film industry.

Mr. Vujovic does not have any experience in operating an internet business, however, he does have extensive business experience which should prove invaluable to our business.

Additionally, Mr. Vujovic does not have a back ground in accounting or finance but does understand financial statements and accounting procedures.

Tatiana Dujovic-Krivokapic –, Secretary and Treasurer:

Significant Employees and Consultants

We have no significant employees other than our officers and directors

Committees of The Board Of Directors

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive. Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Compliance with Section 16(A) Of The Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11. Executive Compensation.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Ljubisa Vujovic	Chief Executive Officer, Chief Financial Officer, President, & Director	2011 2010	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil
Tatiana Dujovic-Krivokapic	Secretary Treasurer and Director	2011 2010	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil

As of January 31, 2011, we have not adopted an equity compensation plan.

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended January 31, 2011, and we have not granted any stock options since our inception.

Compensation Arrangements

We do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 16, 2011 by each of our officers and directors, and officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Ljubisa Vujovic, President Chief Executive Officer, Chief Financial Officer, & Director	3,000,000 Direct	53.28%
	Tatjana Dujovic-Krivokapic, Secretary, Treasurer, Director	0 Direct	0%
Common Stock	All Officers and Directors as a Group (2 people)	3,000,000 Direct	53.28%
5% Shareholders	Ljubisa Vujovic	3,000,000	53.28%
Common Stock	All 5% Shareholders as a Group (2 people)	3,000,000 Direct	53.28%

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of January 31, 2011, we had 5,630,000 shares of common stock issued and outstanding.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT JANUARY 31, 2011
Plan Category	Number of securities to be issued upon	Weighted-average exercise price of	Number of securities remaining available for issuance under
	exercise of outstanding options, warrants and rights (a)	outstanding options, warrants and rights (b)	equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters; and

•

Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended January 31, 2011 and June 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2011	Year Ended January 31, 2010
Audit Fees	5,500	5,300
Audit Related Fees	500	500
Tax Fees	-	-
All Other Fees	-	-
Total	6,000	5,800

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

                                                                   PART IV

ITEM 15.     Exhibits.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation*
3.4	Bylaws*

10.1	Agreement *
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 32.2

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

*	Filed with the SEC as an exhibit to our Registration Statement on Form S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

SIGNATURE	TITLE	DATE

_/s/_ Ljubisa Vujovic Ljubisa Vujovic	President, Chief Executive Officer, and Director	May 16, 2011
/s/ Tatiana Dujovic-Krivokapic Tatiana Dujovic-Krivokapic	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	May 16, 2011