Form 10-Q
period 2011-04-30
TORON INC.
filed 2011-06-15
CIK 1484674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2011, the Issuer had 5,630,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2011 are not necessarily indicative of the results that can be expected for the year ending January 31, 2011.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Toron” mean Toron, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                                                                                2

TORON, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	April 30,	January 31,
	2011	2011

ASSETS

Current assets:

Cash	$ 25,931	$ 36,400

Total assets	$ 25,931	$ 36,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

	$ -	$ -

Total liabilities	-	-

Commitments and contingencies	-	-

Stockholders' equity:
Common stock; authorized 75,000,000; $0.001 par value; 5,630,000 shares issued and outstanding at April 30, 2011 and
January 31, 2011, respectively	5,630	5,630
Additional paid-in capital	49,970	49,970
Deficit accumulated during the development stage	(29,669)	19,200)

Total stockholders' equity	25,931	36,400

Total liabilities and stockholders' equity	$ 25,931	$ 36,400

The accompanying notes are an integral part of these financial statements

TORON, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended April 30,
	2011	2010	From January 03, 2008 (Inception) to April 30, 2011

Operating Expenses:

General and administrative	$ 10,469	$ 3,003	$ 23,669

Impairment loss on intangible asset	-	-	6,000

Net loss for the period	$ (10,469)	$ (3,003)	$ (29,669)

Net loss per share:
Basic and diluted	$ 0.00)	$ -

Weighted average number of shares outstanding:
Basic and diluted	5,630,000	1,876,667

The accompanying notes are an integral part of these financial statements

TORON, INC.
(An Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended April 30,
	2011	2010	From January 3, 2008 (Inception) to April 30, 2011

Cash flows from operating activities:
Net loss	$ (10,469)	$ (3,003)	$ (29,669)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss on intangible asset			6,000

Net cash used in operating activities	(10,469)	(3,003)	(23,669)

Cash flows from investing activities:
Acquisition of intangible asset			(6,000)

Net cash used in investing activities	-	-	(6,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	32,582	55,600

Net cash provided by financing activities	-	32,582	55,600

Increase in cash during the period	(10,469)	29,579

Cash, beginning of period	36,400	14,121	-

Cash, end of period	$ 25,931	$ 43,700	$ 25,931

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TORON INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

(Unaudited)

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

The balance sheet as of April 30, 2011 and the statements of operations and cash flows for the periods presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 3, 2008 to April 30, 2011.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States.

TORON INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

(Unaudited)

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

Fair Value of Financial Instruments

The Company’s only financial instruments are cash. Due to the short maturities of these financial instruments, their carrying values approximate their fair value.

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net operating losses of $29,669 as of April 30, 2011, with an approximate deferred tax asset of $10,400 which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

TORON INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

(Unaudited)

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

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2011 the Company had incurred accumulated losses since inception of $29,669. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

As of April 30, 2011 we have 5,630,000 shares of our common stock outstanding of which 2,630,000 are being registered for resale by selling shareholders and 3,000,000 belong to our sole director and officer. The average purchase price paid for the shares to be resold by the selling shareholders is $0.02. All of these shares were acquired from us, between January 3, 2008 (inception) to February 12, 2010

PLAN OF OPERATION

As of April 30, 2011 we had a cash balance $25,931and have earned no revenue from operations. Since our inception on January 3, 2008 to April 30, 2011 we have raised $55,600 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

SEC Filing Plan

We became a reporting company in November 2010 after our S-1 is declared effective. This means that we will file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $750 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $5,000 for legal costs to pay for three quarterly filings, one annual filing, a 424B3 final prospectus filing, and a Form 8-A filing in order to complete registration our common stock.

Contingency Plan

Our future success depends on our ability drive traffic to our website and to provide domain names for sale and resale. We rely on service providers (Danby Technologies, SRSplus (Network Solutions) and Wild West Domains) to supply us with domain names and domain name registration services in order continue with our business development. In the event we should lose our agreements and or contacts with these service providers, this would have a negative impact on our business and cause set backs in our business development, causing us to look to achieving reseller status with other ICANN registered domain registrars in order to continue business development.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$15,000
Office Expenses	-
Marketing and Product Development	$25,000
TOTAL	$40,000

 Results of Operations

We have had no operating revenues since our inception on January 3, 2008 through to April 30, 2011. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 3, 2008 to January 31, 2010 we have raised a total of $55,600 from private offerings of our common stock. For the period from inception on January 3, 2008 to April 30, 2011 we incurred total expenses of $29,669.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At April 30, 2011	At January 31, 2011
Current Assets	$25,931	$36,400
Current Liabilities	-	-
Working Capital (Deficit)	$25,931	$36,400

Cash Flows

	Nine months Ended	Nine months Ended
	April 30, 2011	April 30, 2010
Cash Flows from (used in) Operating Activities	$(10,469)	(3,003)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	32,582
Net Increase (decrease) in Cash During Period	$10,469 -	$29,579

The decline in our working capital surplus at April 30, 2011 from the year ended January 31, 2011 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form S-1 and the increase in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, April 30, 2011, we had cash on hand of $25,931. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended January 31, 2011, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a cumulative net loss of $29,669 for the period from January 03, 2008 (inception) to April 30, 2011. Our future is dependent upon our ability to obtain financing and upon future profitable operations. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2011 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended January 31, 2011

Development Stage Enterprise

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.       OTHER INFORMATION.  None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share subscription.(1)

10.1	Purchase Agreement dated December 12, 2009 between Danby Technologies and Toron, Inc.(1)

31.01	Certification of Chief Executive Officer and as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORON, INC.

June 14, 2010	By:	/s/ Ljubisa Vujovich
LJUBISA VUJOVICH
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)