Form 10-Q/A
period 2011-07-31
TORON INC.
filed 2011-09-23
CIK 1484674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ¨ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 12, 2011, the Issuer had 5,630,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that can be expected for the year ending January 31, 2011.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Toron” mean Toron, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                                                                                2

TORON, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	July 31,	January 31,
	2011	2011

ASSETS

Current assets:

Cash	$ 1,757	$ 36,400

Total assets	$ 1,757	$ 36,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	$ -	$ -

Total liabilities	-	-

	-	-

Stockholders' equity:
Common stock; authorized 75,000,000; $0.001 par value; 5,630,000 shares issued and outstanding at July 31, 2011 and
January 31, 2011, respectively	5,630	5,630
Additional paid-in capital	49,970	49,970
Deficit accumulated during the development stage	(53,843)	(19,200)

Total stockholders' equity	1,757	36,400

Total liabilities and stockholders' equity	$ 1,757	$ 36,400

The accompanying notes are an integral part of these financial statements

TORON, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended July 31		Six months ended July 31
	2011	2010	2011	2010	From January 3, 2008 (Inception) to July 31, 2011

Operating Expenses:

General and administrative	$ 24,174	$ 7,336	$ 34,643	$ 10,339	$ 47,843

Impairment loss on intangible asset	-	-			6,000

Net loss	$ 24,174	$ 7,336	$ 34,643	$ 10,339	$ 53,843

Net loss per share:
Basic and diluted	$ 0.00	$ -		$ -

Weighted average number of shares outstanding:
Basic and diluted	5,630,000	5,630,000	5,630,000	3,753,333

The accompanying notes are an integral part of these financial statements

TORON, INC.
(An Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended July 31,
	2011	2010	From January 3, 2008 (Inception) to July 31, 2011

Cash flows from operating activities:
Net loss	$ (34,643)	$ (10,339)	$ (53,843)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss on intangible asset	-	-	6,000
Changes in operating assets and liabilities
Increase in accrued expenses	$ -	$ 7,336

Net cash used in operating activities	(34,643)	(3,003)	(47,843)

Cash flows from investing activities:
Acquisition of intangible asset	-	-	(6,000)

Net cash used in investing activities	-	-	(6,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	32,582	32,582
Deposits	-	-	23,018

Net cash provided by financing activities	-	32,582	55,600

Increase in cash during the period	(34,643)	29,579	1,757

Cash, beginning of period	36,400	14,121	-

Cash, end of period	$ 1,757	$ 43,700	$ 1,757

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TORON INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

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

The balance sheet as of July 31, 2011 and the statements of operations and cash flows for the periods presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 3, 2008 to July 31, 2011.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States.

TORON INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net operating losses of $53,843 as of July 31, 2011, with an approximate deferred tax asset of $18,307 which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

Recent Accounting Pronouncements

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

July 31, 2011

(Unaudited)

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

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2011 the Company had incurred accumulated losses since inception of $53,843. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 6 – SUBSEQUENT EVENTS

Effective August 23, 2011, Toron Inc. (the “Company”, “we”, “us”, “our”) entered into a mining property acquisition agreement (the "Acquisition Agreement") with Stephan Leblanc and Glenn Griesbach (collectively, the "Vendor"), whereby the Company has agreed to acquire an undivided one hundred percent (100%) interest in and to an aggregate of 62 mineral claims located in the Province of Quebec, Canada (the “Claims”).

Pursuant to the Acquisition Agreement, we have agreed to pay to the Vendor, in consideration of an undivided 100% interest in and to the Claims, an aggregate of 2,000,000 post-split common shares of our common stock at $0.10 per share and $100,000 in cash consideration to paid in four (4) installments as follows:

i.                     Deposit: a non-refundable deposit of $5,000 to paid to the Vendor upon signing of the Acquisition Agreement;

ii.                    Stage 1: in consideration of the 22 claims constituting “Block 1” (as defined in the Acquisition Agreement) the Company shall pay 700,000 post-split shares of the Company’s common stock and $35,000 cash consideration on or before September 30, 2011;

iii.                  Stage 2: in consideration of the 20 claims constituting “Block 2” (as defined in the Acquisition Agreement) the Company shall pay 700,000 post-split shares of the Company’s common stock and $35,000 cash consideration within 45 days following the completion of Stage 1;

iv.                  Stage 3: in consideration of the 20 claims constituting “Block 3” (as defined in the Acquisition Agreement”) the Company shall issue 600,000 post-split shares of the Company’s common stock and $25,000 in cash consideration within 45 days following the completion of Stage 2.

Pursuant to the Acquisition Agreement the Vendor will hold the Claims in trust for the Company until such time as we have incorporated a subsidiary incorporated under the federal laws of Canada, whereafter the Claims shall be registered in the name of that subsidiary.  The Claims shall be subject to a 2% net smelter royalty payable to the Vendor of which 1% may be purchased back from the Vendor in consideration of $500,000.

These 2,000,000 common shares of our common stock authorized to be issued as consideration pursuant to the Acquisition Agreement were issued to two (2) non-U.S. persons as those terms are defined in Regulation S of the Securities Act of 1933, as amended) in reliance on Regulation S of the Securities Act of 1933.

.

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

As of July 31, 2011 we have 5,630,000 shares of our common stock outstanding of which 2,630,000 are being registered for resale by selling shareholders and 3,000,000 belong to our sole director and officer. The average purchase price paid for the shares to be resold by the selling shareholders is $0.02.

PLAN OF OPERATION

As of July 31, 2011 we had a cash balance $1,757 and have earned no revenue from operations. Since our inception on January 3, 2008 to July 31, 2011 we have raised $55,600 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

We will provide products and services to enable an enterprise's staff to more effectively manage and share information, customer relations, service and support activities, marketing and sales management.  Our objective is to complete pre-marketing activities and to actively market and support a commercial product and to earn revenues from business or other organizations via the Internet from our website at www.manageyoururl.com. Our sources of revenue will come from purchases for our products i.e.domain names, product service fees i.e. advertising and customized (manual) searches for domains and through customer service charges and fees. The Company's solutions will be founded on its ability to provide internet domain names and support services in a low-cost, easy to use manner. Since our acquisition, management has continued to implement our business plan.  We have focused our limited resources to develop the usability of our products.  We will maintain a website for our products and services, which will be maintained on servers that will be situated at our hosting service site dudes.com

Our business plan can be summarized in four principal categories as outlined below.  We estimate the development period required to complete a commercial implementation of our products and develop commercial sales would be approximately two months at an estimated cost of $2,000. At present we do not have sufficient funds to engage additional employees or contractors to quicken the implementation of our business plan.

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

SEC Filing Plan

We became a reporting company in November 2010 after our S-1 is declared effective. This means that we will file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $750 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $5,000 for legal costs to pay for three quarterly filings, one annual filing, a 424B3 final prospectus filing, and a Form 8-A filing in order to complete registration our common stock

Contingency Plan

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

Subsequent Events July 31, 2011

Effective August 23, 2011, Toron Inc. (the “Company”, “we”, “us”, “our”) entered into a mining property acquisition agreement (the "Acquisition Agreement") with Stephan Leblanc and Glenn Griesbach (collectively, the "Vendor"), whereby the Company has agreed to acquire an undivided one hundred percent (100%) interest in and to an aggregate of 62 mineral claims located in the Province of Quebec, Canada (the “Claims”).

Pursuant to the Acquisition Agreement, we have agreed to pay to the Vendor, in consideration of an undivided 100% interest in and to the Claims, an aggregate of 2,000,000 post-split common shares of our common stock at $0.10 per share and $100,000 in cash consideration to paid in four (4) installments as follows:

i.                     Deposit: a non-refundable deposit of $5,000 to paid to the Vendor upon signing of the Acquisition Agreement;

ii.                    Stage 1: in consideration of the 22 claims constituting “Block 1” (as defined in the Acquisition Agreement) the Company shall pay 700,000 post-split shares of the Company’s common stock and $35,000 cash consideration on or before September 30, 2011;

iii.                  Stage 2: in consideration of the 20 claims constituting “Block 2” (as defined in the Acquisition Agreement) the Company shall pay 700,000 post-split shares of the Company’s common stock and $35,000 cash consideration within 45 days following the completion of Stage 1;

iv.                  Stage 3: in consideration of the 20 claims constituting “Block 3” (as defined in the Acquisition Agreement”) the Company shall issue 600,000 post-split shares of the Company’s common stock and $25,000 in cash consideration within 45 days following the completion of Stage 2.

Pursuant to the Acquisition Agreement the Vendor will hold the Claims in trust for the Company until such time as we have incorporated a subsidiary incorporated under the federal laws of Canada, whereafter the Claims shall be registered in the name of that subsidiary.  The Claims shall be subject to a 2% net smelter royalty payable to the Vendor of which 1% may be purchased back from the Vendor in consideration of $500,000.

These 2,000,000 common shares of our common stock authorized to be issued as consideration pursuant to the Acquisition Agreement were issued to two (2) non-U.S. persons as those terms are defined in Regulation S of the Securities Act of 1933, as amended) in reliance on Regulation S of the Securities Act of 1933.

Results of Operations

We have had no operating revenues since our inception on January 3, 2008 through to July 31, 2011. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 3, 2008 to January 31, 2010 we have raised a total of $55,600 from private offerings of our common stock. For the period from inception on January 3, 2008 to July 31, 2011 we incurred total expenses of $53,843.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At July 31, 2011	At January 31, 2011
Current Assets	$1,757	$36,400
Current Liabilities	-	-
Working Capital (Deficit)	$1,757	$36,400

Cash Flows

	Six months Ended	Six months Ended
	July 31, 2011	July 31, 2010
Cash Flows from (used in) Operating Activities	$(34,643)	(10,339)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	32,582
Net Increase (decrease) in Cash During Period	$(34,643)	$29,579

The decline in our working capital surplus at July 31, 2011 from the year ended January 31, 2011 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form S-1 and the increase in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, July 31, 2011, we had cash on hand of $1,757. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended January 31, 2011, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $53,843 for the period from January 03, 2008 (inception) to July 31, 2011. Our future is dependent upon our ability to obtain financing and upon future profitable operations. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at July 31, 2011 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.  QUANATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK – Not Applicable

ITEM 4      CONTROLS AND PROCEDURES.

ITEM 4 (T)               CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective at providing this reasonable level of assurance as of the period covered, due to the fact that we have only one director. In the future the company will endeavor to add another director with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.       OTHER INFORMATION.  None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share subscription.(1)

10.1	Purchase Agreement dated December 12, 2009 between Danby Technologies and Toron, Inc.(1)

31.01	Certification of Chief Executive Officer and as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 originally filed on, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the Quarter ended July 31, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORON, INC.

September 14, 2010	By:	/s/ Michael Whitehead
Michael Whitehead
Chief Executive Officer, Chief Financial Officer President,
(Principal Executive Officer
and Principal Accounting Officer)