Form 10-Q
period 2011-10-31
TORON INC.
filed 2011-12-20
CIK 1484674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-165539
TORON, INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec				H3B 4W5
(Address of principal executive offices)				(Zip Code)
(514) 448-1508
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
187,190,000 common shares issued and outstanding as of December 20, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended October 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TORON, INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

                                                                                                                                                                                                     Index

Consolidated Balance Sheets................................................................................................................................................... F–1

Consolidated Statements of Operations................................................................................................................................. F–2

Consolidated Statements of Cash Flows................................................................................................................................ F–3

Notes to the Consolidated Financial Statements.................................................................................................................. F–4

TORON, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited) October 31, 2011	January 31, 2011
ASSETS

Current Assets
Cash	$ –	$ 36,400

Total Assets	$ –	$ 36,400

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 15,383	$ –
Loans payable (refer to Note 4)	40,000	–
Due to related (refer to Note 5)	11,500	–

Total Liabilities	66,883	–

Commitments

Stockholders’ (Deficit) Equity

Common stock, 250,000,000 shares authorized, $0.001 par value; 186,490,000 and 185,790,000 shares issued and outstanding at October 31, 2011 and January 31, 2011, respectively	186,490	185,790

Additional paid-in capital (deficiency)	(67,890)	(130,190)

Deficit accumulated during the development stage	(53,843)	(19,200)

Deficit accumulated during the exploration stage	(131,640)	–

Total Stockholders’ (Deficit) Equity	(66,883)	36,400

Total Liabilities and Stockholders’ (Deficit) Equity	$ –	$ 36,400

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,		From January 3, 2008 (Inception) to
	2011	2010	2011	2010	October 31, 2011

Operating Expenses

Consulting fees	11,712	–	11,712	–	11,712
Professional fees	15,085	–	15,085	–	15,085
Transfer agent and filing fees	579	–	579	–	579
General and administrative	1,264	–	1,264	–	1,264
Impairment loss on mineral properties	103,000	-	103,000	–	103,000

Total Operating Expenses	131,640	–	131,640	–	131,640

Loss From Continuing Operations	$ (131,640)	$ –	$ (131,640)	$ –	$ (131,640)

Loss from Discontinued Operations	–	–	(34,643)	(10,339)	(53,843)

Net Loss	(131,640)	–	(166,283)	(10,339)	(185,483)

Net Loss Per Share
Continuing Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding – Basic and Diluted	186,026,000	185,790,000	185,869,000	123,859,989

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended October 31,		From January 3, 2008 (Inception) to
	2011	2010	October 31, 2011

Cash Flows from Operating Activities

Net loss	$ (166,283)	$ (10,339)	$ (185,483)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset, related to discontinued operations	–	–	6,000
Impairment loss on mineral properties	103,000	–	103,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,383	36	15,383
Related party payable	11,500	–	11,500

Net Cash Used in Operating Activities	(36,400)	(10,303)	(49,600)

Cash Flows from Investing Activities

Acquisition of mineral properties	(40,000)		(40,000)
Acquisition of intangible asset, related to discontinued operations	–	–	(6,000)

Net Cash Used in Investing Activities	(40,000)	–	(46,000)

Cash Flows from Financing Activities

Proceeds from loan payable	40,000	–	40,000
Proceeds from the issuance of common stock, related to discontinued operations	–	32,582	55,600

Net Cash Provided by Financing Activities	40,000	32,582	95,600

(Decrease) Increase in Cash	(36,400)	22,279	–

Cash - Beginning of Period	36,400	14,121	–

Cash - End of Period	$ –	$ 36,400	$ –

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Supplemental disclosure of noncash investing and financing activities:

Common stock issued for mineral properties	$ 63,000	–	$ 63,000

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
October 31,2011
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Toron Inc. (the "Company") was incorporated in the State of Nevada on January 3, 2008. The Company was originally organized to develop and operate a web based resale business for domain names. On September 15, 2011, the Company incorporated its wholly-owned subsidiary, Toron Resources Inc. As a result, as of September 15, 2011 the Company is now engaged in the acquisition and exploration of mineral properties, and is in the Exploration Stage.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company. Refer to Note 7  for factors affecting the Company’s ability to continue as a going concern.

The balance sheet as of October 31, 2011 and the statements of operations and cash flows for the periods presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is January 31. The consolidated financial statements include the accounts of Toron Inc. and its 100% owned subsidiary, Toron Resources Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2011, included in the Company’s Annual Report on Form 10-K filed May 16, 2011, with the SEC.

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

Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

TORON, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
October 31,2011
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2011, the Company does not have any asset retirement obligations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral property acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the nine months ended October 31, 2011 and 2010, the Company had no items that represent other comprehensive income.

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

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in general and administrative expense on the Statement of Operations.

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing the net loss by the weighted average common shares outstanding during the period. There are no potential common shares; accordingly, diluted and basic loss per share amounts are the same.

Fair Value of Financial Instruments

The Company’s financial instruments consists of cash, accounts payable and accrued liabilities, bank overdraft, loans payable, and related party payable. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, the Company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

TORON, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
October 31,2011
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has net operating losses of $185,483 as of October 31, 2011, with an approximate deferred tax asset of $64,920 which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 3 – STOCKHOLDERS’ EQUITY

On September 29, 2011, the Company effected a 33:1 forward stock-split of its issued and outstanding common stock, payable by way of a share dividend. The issued and outstanding share capital increased from 5,630,000 shares of common stock to 185,790,000 shares of common stock. All share amounts were retroactively restated to reflect the forward stock-split.

On September 30, 2011, the Company issued 700,000 shares of common stock at a fair value of $0.09 per common share for the acquisition of mining property. Refer to Note 6.

NOTE 4  – LOANS PAYABLE

	October 31, 2011 $	January 31, 2011 $

Quarry Bay, unsecured, non-interest bearing and due on demand	40,000	–

NOTE 5  – RELATED PARTY TRANSACTIONS

As at October 31, 2011, the Company was indebted to the President of the Company in the amount of $10,000 for consulting fees and $1,500 for an advance of working capital.  The amounts are unsecured, non-interest bearing and due on demand.

TORON, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
October 31,2011
(Unaudited)

NOTE 6  – MINERAL PROPERTIES

Effective August 23, 2011, the Company entered into a mining property acquisition agreement (the "Acquisition Agreement) whereby the Company has agreed to acquire an undivided 100% interest in and to an aggregate of 62 mineral claims located in the Province of Quebec, Canada (the “Claims”).  Pursuant to the Acquisition Agreement, the Company agreed to pay $100,000 and issue an aggregate of 2,000,000 shares of common stock as follows:

         i.            Deposit: a non-refundable deposit of $5,000 to be paid to the Vendor upon signing of the Acquisition Agreement; (paid).

        ii.            Stage 1: in consideration of the 22 claims constituting “Block 1” (as defined in the Acquisition Agreement) the Company shall issue 700,000 shares of common stock and pay $35,000 on or before September 30, 2011;  (issued and paid).

      iii.            Stage 2: in consideration of the 20 claims constituting “Block 2” (as defined in the Acquisition Agreement) the Company shall issue 700,000 shares of common stock and $35,000 within 45 days following the completion of Stage 1 (refer to Note 9).

      iv.            Stage 3: in consideration of the 20 claims constituting “Block 3” (as defined in the Acquisition Agreement”) the Company shall issue 600,000 shares of common stock and $25,000 in within 45 days following the completion of Stage 2.

The Claims shall be subject to a 2% net smelter royalty payable to the Vendor of which 1% may be purchased back from the Vendor in consideration of $500,000.

On October 31, 2011, the Company determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $103,000.

NOTE 7  – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2011 the Company had incurred accumulated losses since inception of $185,483. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 8  – DISCONTINUED OPERATIONS

Upon entering into the Acquisition Agreement described in Note 6, the Company changed  its operations. All operations prior to the acquisition have been classified as discontinued operations.

TORON, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
October 31,2011
(Unaudited)

NOTE 8  – DISCONTINUED OPERATIONS (CONTINUED)

The results of discontinued operations are summarized as follows:

	Three months ended October 31,		Nine months ended October 31,		From January 3, 2008 (Inception) to
	2011	2010	2011	2010	October 31, 2011

Operating Expenses

General and administrative	–	–	34,643	10,339	47,843
Impairment loss on intangible asset	–	–	–	–	6,000

Total Operating Expenses	–	–	34,643	–	53,843

Net Loss from Discontinued Operations	–	–	(34,643)	(10,339)	(53,843)

NOTE 9  – SUBSEQUENT EVENT

On November 14, 2011, pursuant to the  mining property acquisition agreement referred  to in Note 6, the Company issued 700,000 shares of common stock and made the required $35,000 payment.  The Company received the $35,000 from a third party as a loan (unsecured, non-interest bearing, and payable on demamd).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” refer to Toron Inc., a Nevada corporation, and our wholly-owned subsidiary, Toron Resources Inc., a Canadian federally incorporated company, unless otherwise indicated.

Overview

We were originally organized under the laws of the State of Nevada, on January 3, 2008.  From our inception, we were engaged in the, marketing, sales and re-sales via the Internet of web domain names or URL’s under the website www.manageyoururl.com. Recently, our management decided to redirect our business focus towards identifying and pursuing options regarding the acquisition of mineral exploration properties.  We have one subsidiary, Toron Resources Inc., a Canadian federally incorporated company.  Our fiscal year end is January 31, our address is 1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec, H3B 4W5, and our phone number is 514-448-1508.

On August 23, 2011 we entered into a property acquisition agreement with Stephan Leblanc and Glenn Griesbach (collectively, the "Vendor"), whereby we have agreed to acquire an undivided 100% interest in and to an aggregate of 62 mineral claims (Blocks 1,2 and 3) located in the Province of Quebec, Canada (the “Tiblemont Claims”).  The entire area known as the Tiblemont Claims is subdivided into four Blocks and 102 total claims.  We have not entered into any agreements for Block 4.

From January 3, 2008 through to the date of the acquisition of the Block 1 claims, discussed below, we were a designated shell company with minimal operations.  On August 23, 2011, we entered into the acquisition agreement and as a result of the transfer of title to the Block 1 claims to our wholly owned subsidiary, we began operations in the acquisition of mineral exploration properties.  We are no longer designated as a shell company.

On September 12, 2011, our board of directors approved a forward stock split by way of a stock dividend.  In connection with the stock split, shareholders on record as of September 29, 2011, will receive 32 shares of common stock for each one (1) share of common stock currently held. The pay-out date as approved by our board of directors and Financial Industry Regulatory Authority was September 29, 2011.

Upon completion of the stock split, our issued and outstanding shares increased from 5,630,000 shares of common stock to 185,790,000 shares of common stock with a par value of $0.001.

Tiblemont Claims

On September 30, 2011, we issued 700,000 shares of our common stock and paid $35,000 in cash for the acquisition of the 22 mining claims constituting ‘Block 1’.  On November 4, 2011, we made an application to have the Block 1 claims transferred into the name of our wholly owned subsidiary Toron Resources Inc., a Canadian federally incorporated company.  The Tiblemont Claims include the claims known as Block 2 and Block 3, though we have not yet closed our acquisition of these.  We plan to do so by December 29, 2011.

Ownership Interest

On August 23, 2011 we entered into an acquisition agreement with the Vendor whereby we have agreed to acquire an undivided one hundred percent (100%) interest in and to Tiblemont Claims.

Pursuant to the acquisition agreement, we have agreed to pay to the vendor, in consideration of an undivided 100% interest in and to the Tiblemont Claims, an aggregate of 2,000,000 post-split common shares of our common stock at $0.10 per share and $100,000 in cash consideration to be paid in four (4) installments as follows:

i.                     Deposit: a non-refundable deposit of $5,000 to paid to the Vendor upon signing of the Acquisition Agreement (already paid);

ii.                    Stage 1: in consideration of the 22 claims constituting “Block 1” (as defined in the Acquisition Agreement) we  shall pay 700,000 shares of our  common stock and $35,000 cash consideration on or before September 30, 2011 (already paid and issued);

iii.                  Stage 2: in consideration of the 20 claims constituting “Block 2” (as defined in the Acquisition Agreement) we  shall pay 700,000 shares of our  common stock and $35,000 cash consideration within 45 days following the completion of Stage 1;

iv.                  Stage 3: in consideration of the 20 claims constituting “Block 3” (as defined in the Acquisition Agreement”) we shall issue 600,000 shares of our  common stock and $25,000 in cash consideration within 45 days following the completion of Stage 2.

The Tiblemont Claims shall be subject to a 2% net smelter royalty payable to the Vendor of which 1% may be purchased back from the Vendor in consideration of $500,000.

On September 30, 2011, we issued 700,000 shares of our common stock and paid $35,000 in cash for the acquisition of the 22 mining claims constituting ‘Block 1’.  On November 4, 2011, we made an application to have the Block 1 claims transferred into the name of our wholly owned subsidiary Toron Resources Inc., a Canadian federally incorporated company.

Results of Operations for the Three and Nine Months Ended October 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended October 31, 2011 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three and nine month periods ended October 31, 2011 and 2010 and from January 3, 2008 (date of inception) to October 31, 2011 are summarized as follows:

	Three Month Period Ended October 31, 2011 ($)	Three Month Period Ended October 31, 2010 ($)	Nine Month Period Ended October 31, 2011 ($)	Nine Month Period Ended October 31, 2010 ($)	For the Period from January 3, 2008 (Inception) through October 31, 2011 ($)
Revenue	Nil	Nil	Nil	Nil	Nil
Operating expenses	131,640	Nil	131,640		131,640
Loss from discontinued operations	Nil	Nil	(34,6430)	(10,339)	(53,843)
Net loss	Nil	Nil	(166,283)	(10,339)	(185,483)

Our expenses increased during the three and nine month periods ended October 31, 2011 compared to the same period in 2010 primarily as a result of increased operating expenses related to the company’s mineral acquisition.

Revenues

We have had no operating revenues since our inception on January 3, 2008 through to October 31, 2011. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 3, 2008 to January 31, 2010 we have raised a total of $55,600 from private offerings of our common stock. For the period from January 3, 2008 (inception) to October 31, 2011 we incurred total expenses of $185,483.

Expenses

Our expenses for the three months ended October 31, 2011 and 2010 and for the period from January 3, 2008 (inception) through October 31, 2011 are outlined in the table below:

	Three Month Period Ended October 31, 2011 ($)	Three Month Period Ended October 31, 2010 ($)	Nine Month Period Ended October 31, 2011 ($)	Nine Month Period Ended October 31, 2010 ($)	For the Period from January 3, 2008 (Inception) through October 31, 2011 ($)
Consulting fees	11,712	Nil	11,712	Nil	11,712
Professional fees	15,085	Nil	15,085	Nil	15,085
Transfer agent and filing fees	579	Nil	579	Nil	579
General and administrative	1,264	Nil	1,264	10,339	1,265
Impairment loss on mineral properties	103,000	Nil	103,000	Nil	103,000
Impairment loss on intangible asset	Nil	Nil	Nil	Nil	6,000

Our expenses increased during the three month period ended October 31, 2011 compared to the same period in 2010 primarily as a result of increased administrative expenses and acquisition costs in connection with our ongoing development efforts.

Liquidity and Financial Condition

Working Capital

	At October 31, 2011 ($)	At January 31, 2011 ($)
Current Assets	Nil	36,400
Current Liabilities	66,883	Nil
Working Capital / (Deficit)	(66,883)	36,400

Cash Flows

	Nine Months Ended October 31, 2011 ($)	Nine Months Ended October 31, 2010 ($)	For the Period from January 3, 2008 (Inception) through October 31, 2011 ($)
Cash Flows provided by/(used in) Operating Activities	(36,400)	(10,303)	(49,600)
Cash Flows provided by/(used in) Investing Activities	(40,000)	Nil	(46,000)
Cash Flows provided by/(used in) Financing Activities	40,000	32,582	95,600
Net Increase (Decrease) in Cash During Period	(36,400)	22,279	Nil

The decline in our working capital surplus at October 31, 2011 from the year ended January 31, 2011 is reflective of the current state of our business development, primarily due to the increase in our professional fees and the increase in operating expenses associated with administrative expenses and acquisition costs in connection with our ongoing development efforts.

As of October 31, 2011, our total assets were $Nil and our total liabilities were $66,883 and we had a working capital deficit of $66,883. Our unaudited financial statements report a net loss of $Nil for the three months ended October 31, 2011 compared to a net loss of $Nil for the same period in 2010 and a net loss of $166,283 for the nine months ended October 31, 2011 compared to a net loss of $10,339 for the same period in 2010. We incurred and a net loss of $185,483 for the period from January 3, 2008 (inception) to October 31, 2011.

As of, October 31, 2011, we had cash on hand of $Nil. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended January 31, 2011, that there is substantial doubt that we will be able to continue as a going concern.

Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our unaudited financial statements and the notes thereto included elsewhere in this filing.  Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Since we entered into the acquisition agreement, we have changed our plan of operations to focus on the exploration of our claims around Tiblemont, Quebec, Canada.  We plan on closing the rest of the Block acquisitions as laid out in the acquisition agreement, which will require the payment of an additional $60,000 and the issuance of 1,300,000 shares of our common stock.  Concurrently, we plan to undertake exploration activities on the property.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $250,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	75,000
General and administrative expenses	12 months	86,000
Property Acquisitions	12 months	70,000
Electormagnetic Airbourne Survey	12 months	150,000
Surface Geophysical Works	12 months	30,000
Diamond Bit Drilling/ Assey / Geological Interpretation	12 months	400,000
Total		$ 811,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of October 31, 2011, our company has accumulated losses of $185,483 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Our interim consolidated financial statements contain additional note disclosures describing the circumstances related to the uncertainty of our ability to continue as a going concern.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Mineral Property Acquisition and Exploration Costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensd as incurred.

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

Basic and Diluted Loss Per Share

Our company computes basic loss per share by dividing the net loss by the weighted average common shares outstanding during the period. There are no potential common shares; accordingly, diluted and basic loss per share amounts are the same.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On October 15, 2011, we received the resignation of Tatjana Dujovic-Krivokapic as secretary and treasurer of our company.  Ms. Dujovic-Krivokapic’s resignation was not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

Concurrently with Ms. Dujovic-Krivokapic’s resignation, on October 25, 2011 we appointed Michael Whitehead, as treasurer. Mr. Whitehead is also our chief executive officer, chief financial officer, president and a director of our company. On October 25, 2011 we also appointed Ramzan Savji as vice president and secretary and as a member of our board of directors.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation [incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on March 18, 2010]
3.2	Certificate of Amendment filed September 16, 2011 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2011]
3.3	Bylaws [incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed on March 18, 2010]
(10)	Material Contracts
10.1

Mining Property Acquisition Agreement with Stephane LeBlanc and Glenn Griesbach dated August 23, 2011 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011]

(14)	Code of Ethics
14.1	Code of Ethics [incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form S-1 filed on March 18, 2010]
(21)	Subsidiaries of the Registrant
21.1	Toron Resources Inc. a wholly owned, federally incorporated, Canadian company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*

Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer).

(32)	Section 1350 Certifications
32.1*

Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer).

101**	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

**   Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                                                                                                                                                                                                                                                            11

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORON, INC. (Registrant)
December 20, 2011	By:

/s/ MICHAEL WHITEHEAD
Michael Whitehead
Chief Executive Officer, Chief Financial Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)