Form 10-K
period 2012-01-31
TORON INC.
filed 2012-05-11
CIK 1484674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-165539

TORON, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec	H3B 4W5
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(514) 448-1508

                                                          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not Applicable	Not Applicable

                                                          Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2011 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
201,290,000 common shares as of May 7, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this Annual Report, the terms “we”, “us”, “our”, “Toron” and “our company” mean Toron, Inc. and our wholly owned subsidiary, Toron Resources Inc., a Canadian federally incorporated company, unless otherwise indicated.

Corporate Overview

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

Our Current Business

On August 23, 2011 we entered into a property acquisition agreement with Stephan Leblanc and Glenn Griesbach, whereby we have agreed to acquire an undivided 100% interest in and to an aggregate of 62 mineral claims (Blocks 1, 2 and 3) located in the Province of Quebec, Canada (the “Tiblemont Claims”).  The entire area known as the Tiblemont Claims is subdivided into four Blocks and 102 total claims.  We have not entered into any agreements for Block 4.

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

On September 12, 2011, our board of directors approved a forward stock split of our common stock by way of a stock dividend on a 32 (new) common shares for 1 (old) common share basis. The pay-out date was September 29, 2011.

Upon completion of the stock split, our issued and outstanding shares increased from 5,630,000 shares of common stock to 185,790,000 shares of common stock with a par value of $0.001.

Tiblemont Claims

On August 23, 2011 we entered into an acquisition agreement with Leblanc and Griesbach whereby we agreed to acquire an undivided 100% interest in and to the Tiblemont Claims.

Pursuant to the acquisition agreement, we have agreed to pay to the vendor, in consideration of an undivided 100% interest in and to the Tiblemont Claims, an aggregate of 2,000,000 post-split common shares of our common stock at $0.10 per share and $100,000 in cash consideration to be paid in four installments as follows:

i.         Deposit: a non-refundable deposit of $5,000 to paid to the Leblanc and Griesbach upon signing of the acquisition agreement (paid);

ii.        Stage 1: in consideration of the 22 claims constituting “Block 1” we shall issue 700,000 shares of our common stock and $35,000 cash consideration on or before September 30, 2011 (these shares were issued and money paid on September 30, 2011);

iii.      Stage 2: in consideration of the 20 claims constituting “Block 2” we shall pay 700,000 shares of our common stock and $35,000 cash consideration within 45 days following the completion of Stage 1 (these shares were issued and money paid on November 14, 2011)

iv.      Stage 3: in consideration of the 20 claims constituting “Block 3” we shall issue 600,000 shares of our common stock and $25,000 in cash consideration within 45 days following the completion of Stage 2 (these shares were issued and money paid on December 29, 2011)

The Tiblemont Claims shall be subject to a 2% net smelter royalty payable to the Leblanc and Griesbach of which 1% may be purchased back from the Leblanc and Griesbach in consideration of $500,000.  As of the date of this Annual Report, we have completed our acquisition of the Tiblemont Claims.

193 Quebec Claims

Effective January 25, 2012, we entered into a mineral property acquisition agreement with Glenn Griesbach and 9248-7792 Quebec Inc. whereby we have agreed to acquire from Griesbach and 9248-7792 Quebec an undivided 100% interest in and to an aggregate of 193 mineral claims located in the Province of Quebec, Canada (“193 Quebec Claims”).

Pursuant to the terms of the acquisition agreement, we have agreed to pay to Griesbach and 9248-7792 Quebec, in consideration of an undivided 100% interest in and to the 193 Quebec Claims, an aggregate of 8,500,000 shares of our common stock and $40,000 in cash consideration paid in 2 installments as follows:

i.         $15,000 payable on or before January 31, 2012 and; (Paid)

ii.        an aggregate of 8,500,000 shares of our common stock issued to Griesbach and 9248-7792 Quebec and $25,000 delivered and received pro rata to Griesbach and 9248-7792 Quebec. (issued and paid subsequently)

Griesbach and 9248-7792 Quebec have agreed to transfer the 193 Quebec Claims, five days after receiving the full and final payment.  Our company will be responsible for all costs and administrative actions required to renew any of the 193 Quebec Claims indentified in the acquisition agreement.

On February 29, 2012 we completed our obligations under the acquisition agreement by issuing an aggregate of 8,500,000 shares of our common stock and paying $40,000.  Through the transfer of this consideration we closed the acquisition of the 193 Quebec Claims.

The Claims are located in the southern-east part of the Abitibi Greenstone Belt of the Canadian Shield's Superior Province, approximately 40 km northeast of the mining centre of Val D'Or, Quebec. The property is located mainly in Tiblemont and Senneterre townships, with some claims in Courville and Pascalis townships.

140 Quebec Claims

Effective February 6, 2012, we entered into a mineral property acquisition agreement with Griesbach and 9248-7792 Quebec, whereby our company has agreed to acquire from Griesbach and 9248-7792 Quebec an undivided 100% interest in and to an aggregate of 140 mineral claims located in the Province of Quebec, Canada (the “140 Quebec Claims”).

Pursuant to the terms of the acquisition agreement, we have agreed to pay to Griesbach and 9248-7792 Quebec, in consideration of an undivided 100% interest in and to the 140 Quebec Claims, an aggregate of 5,000,000 shares of our common stock and $20,000 in cash consideration, with the issuance and payment. Griesbach and 9248-7792 Quebec shall jointly retain a 2% net smelter royalty on the 140 Quebec Claims

Griesbach and 9248-7792 Quebec have agreed to transfer the 140 Quebec Claims, five days after receiving the full and final payment.  Our company will be responsible for all costs and administrative actions required to renew any of the 140 Quebec Claims indentified in the acquisition agreement.

On April 16, 2012, we completed our obligations under the acquisition agreement by issuing an aggregate of 5,000,000 shares of our common stock and paying $20,000.  Through the transfer of this consideration, we closed the acquisition of the Claims.

The property is made up of 140 mineral claims.  The property is located approximately 40 kilometers north east of Val Dor in the province of Quebec in Canada.  The 140 Quebec Claims cover an area of 19,563 acres and are in a region that has seen extensive exploration work over the last 80 years.  These claims are also very close and adjacent to the existing 255 claims that our company already owns.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Research and Development Expenditures

We have not incurred any research and development expenditures over the past two fiscal years.

Employees

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We have one wholly owned subsidiary: Toron Resources Inc., a Canadian, federally incorporated company which was incorporated on September 15, 2011.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.  Risk Factors

Risks Related to our Overall Business Operations

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $398,508 and $10,303 for the fiscal years ended January 31, 2012 and 2011, respectively. As a result, at January 31, 2012, we had an accumulated deficit of $417,708 and a total stockholders’ equity deficit of $175,308.  We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended January 31, 2012 and 2011, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 7 to our consolidated financial statements for the year ended January 31, 2012, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to conduct further exploration and development needed to bring our existing mining properties into production and/or to continue to seek out appropriate joint venture partners or buyers for certain mining properties. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled geologists, mappers, drillers, engineers, technical personnel and adequate funds in a timely manner.

We may not have access to the supplies and materials needed for exploration, which could cause delays or suspension of our operations.

Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times in our exploration programs. Furthermore, fuel prices are rising. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower can be obtained.

Attraction and retention of qualified personnel is necessary to implement and conduct our mineral exploration programs.

Our future success will depend largely upon the continued services of our board members, executive officers and other key personnel. Our success will also depend on our ability to continue to attract and retain qualified personnel with mining experience. Key personnel represent a significant asset for us, and the competition for qualified personnel is intense in the mineral exploration industry.

We may have particular difficulty attracting and retaining key personnel in the initial phases of our exploration programs. We do not have key-person life insurance coverage on any of our personnel. The loss of one or more of our key people or our inability to attract, retain and motivate other qualified personnel could negatively impact our ability to complete our exploration programs.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail, and you could lose your entire investment.

We have not yet started exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold or other valuable minerals on our mineral claim. You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold or other minerals in any our mineral claim. In such a case, we may be unable to continue operations, and you could lose your entire investment.

If we discover commercial reserves of gold on our mineral properties, we can provide no assurance that we will be able to successfully advance the mineral claim into commercial production. If we cannot commence commercial production, we may not be able to achieve revenues.

Our current mineral properties do not contain any known bodies of ore. If our exploration program is successful in establishing ore of commercial tonnage and grade on our mineral claim, we will require additional funds in order to advance the mineral claim into commercial production. In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, and we may be unable to generate revenues.

As our business assets are located in Canada and our directors and officers are outside of the United States you may be limited in your ability to enforce US civil actions against our assets or our directors and officers. You may not be able to receive compensation for damages to the value of your investment caused by wrongful actions by our director.

Our business assets are located in Canada and our directors and officers are located outside of the United States. Consequently, it may be difficult for US investors to effect service of process within the US upon our assets or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained did not have jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities. You may not be able to recover damages as compensation for a decline in your investment.

Risks Associated with our Industry

The development and operation of our mining projects involve numerous uncertainties.

Mine development projects, including our planned projects, typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of reserves;
•	anticipated metallurgical recoveries;
•	future gold and silver prices; and
•	anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

•	unanticipated changes in grade and tonnage of material to be mined and processed;
•	unanticipated adverse geotechnical conditions;
•	incorrect data on which engineering assumptions are made;
•	costs of constructing and operating a mine in a specific environment;
•	availability and cost of processing and refining facilities;
•	availability of economic sources of power;
•	adequacy of water supply;
•	adequate access to the site;
•	unanticipated transportation costs;
•

government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	fluctuations in metal prices; and
•	accidents, labor actions and force majeure events.

Any of the above referenced events may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

Mineral exploration is highly speculative, involves substantial expenditures, and is frequently non-productive.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

•	The identification of potential economic mineralization based on superficial analysis;
•	the quality of our management and our geological and technical expertise; and
•	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

The price of gold and silver are highly volatile and a decrease in the price of gold or silver would have a material adverse effect on our business.

The profitability of mining operations is directly related to the market prices of metals. The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of metals from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mining properties at a time when the price of metals makes such exploration economically feasible and, subsequently, incur losses because the price of metals decreases. Adverse fluctuations of the market prices of metals may force us to curtail or cease our business operations.

Mining risks and insurance could have an adverse effect on our profitability.

Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Although maintenance of insurance to ameliorate some of these risks is part of our proposed exploration program associated with those mining properties we have an interest in, such insurance may not be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties. Either of these events could cause us to curtail or cease our business operations.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of exploration properties and leases on prospects and properties and in connection with the recruitment and retention of qualified personnel. Such competition may result in our being unable to acquire interests in economically viable gold and silver exploration properties or qualified personnel.

Our applications for exploration permits may be delayed or may be denied in the future.

Exploration activities usually require the granting of permits from various governmental agencies. For exploration drilling on unpatented mineral claims, a drilling plan must be filed with the Bureau of Land Management, which may then take several months or more to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. With all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits or the refusal to grant required permits may not be granted at all, all of which may cause delays and unanticipated costs in conducting planned exploration activities. Any such delays or unexpected costs in the permitting process could result in serious adverse consequences to the price of our stock and to the value of your investment.

Risks Related to the Market for our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us. We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A large number of shares may be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Properties

We do not currently own or lease a dedicated executive office or laboratory space. We maintain a dedicated mailing address and telephone reception service located at 1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec, at a cost of approximately $250.00 per month.

Property held by us: As of the date of this current report on Form 10-K, we have entered into acquisition agreements related various claims in the Province of Quebec known as the Tiblemont Claims.  For a description of the acquisition agreements, please see the section entitled “Business” above.

History of Operations

In the Val d'Or Mining District, which encompasses the Tiblemont Claims, gold was discovered in the beginning of the 20th century, with the first active mine (the Lamaque Mine) entering production in 1933.  The first known geological mapping of the area of Senneterre was carried out in 1933 by one Mr. Bell employed by the "Service des Mines du Québec".

In the vicinity of the Tiblemont Claims, exploration works began around 1930 with the discovery of gold in 1931-1932 in the area north of Pascalis and Tiblemont townships. The Wood-Etchevery Group staked the first block of claims after the discovery of a series of auriferous lenses within the Pascalis-Tiblemont Batholith (Service des Mines du Québec, 1933).

The first exploration works (prospection, rock-samples, assays, geological maps and rare drillholes) concerned the regional contact of the "Pascalis-Tiblemont Batholith" and the volcanic package north of this contact. From 1931 to 1939, several gold discoveries were made around the main northern contact either within the intrusive itself or in the volcanic near the contact.

It appears that the earliest work carried out in the area now covered by the Tiblemont Claims began in 1947. This included prospecting and geophysical surveys carried out along the Uniacke prospect. Only limited drilling has been carried out over the years. Big Town Copper Mines Ltd. explored the area for volcanogenic massive sulphides (VMS) deposits. They drilled a number of electromagnetic and/or magnetic anomalies.  In 1981, New Beginnings Resources Inc. drilled 12 holes in the northern parts lots 52 & 53 of Range 4, North West of the property (Block 1).

In 1998, as part of a program that covered 157 mining claims, Totem Mining Corp., under an option agreement with Anglaumaque Explorations Inc. conducted a variety of regional geophysical surveys. Five holes were subsequently drilled in a small area within the northern part of lot 54 of Range 4.

Present Condition and Plan of Exploration

Though there is a significant amount of historical exploration on the Tiblemont Claims, none of the previous owners have established any substantial operations and no evidence of disturbances from exploration activities exists.  We plan to conduct exploration activities on the Tiblemont Claims in three separate phases as follows:

PHASE 1
Nature of Work	Timeframe	Cost

Compilation and re-interpretation of all existing geophysical data concerning the property.	1 Month
Data magnetic VLF and Electro Magnetic processing plus Interpretation.		$10,000
Hire senior geologist.		$2,400
Purchase of Digital files from Ministry of Mines.		$1,200
Compilation of all historical geological, geophysical and exploration works.	2 Months
Hire senior exploration geologist (45 days)		$27,000
Purchase of documents from the Ministry of Mines		$1,000
Digitization and computer compilations		$4,000
Contingency		$6,840

Total	3 Months	$52,440

If the results of Phase 1 exploration work are favorable, we will continue with Phase 2.

PHASE 2
Nature of Work	Timeframe	Cost

Prospecting and Geological mapping geophysical data concerning the property.	4 Months
Hire two geologist (60 days at $900/day)		$54,000
Manual and Mechanical stripping		$15,000
Chanel sampling and Lab assays		$3,000
Line cutting (50 days at $550/day)		$27,500
Geophysical GPS survey		$26,000
Induced Polarization survey		$80,000
Contingencies		$20,025
Compilation of the new and historical data/targeting		$6,000

Total	4 Months	$231,525

 If the results of Phase 1 exploration work are favorable, we will continue with Phase 2.

PHASE 3
Nature of Work	Timeframe	Cost

Exploration Drilling (1,000 meters at $150 per meter)	5 Months	$150,000
Compilation work		$6,000
Contingencies		$23,400

Total	5 Months	$179,400

Geology

The geology of the Tiblemont Claims area is part of the south central-east segment of the Abitibi Greenstone Belt where a volcanic package lies north of the Pascalis-Tiblemont Batholith. This batholith, oriented on the regional NW-SE trend for about 20km is host of some diorite and quartziferous diorite particularly in its border, and is also intruded by some felsic dykes and, more rarely mafic dykes.

The volcanic package is subdivided in two (2) geological formations defined at a regional scale: Heva Formation and Landrienne Formation.  The Heva Formation which lies on the north batholith contact is constituted by lava flows and flow breccias, rhyolitic lava flows and pyrociastic layers of intermediate to felsic composition. The Landrienne Formation consists of basaltic flows and breccias, and rhyolitic lava flows. This entire volcanic package is intruded by narrow felsic (porphyry) and mafic (gabbro) dykes and sills. They are generally parallel to the WNW regional structural trend.

Several deformation zones of regional scale crosscut the Courville-Senneterre area, defining a large deformation corridor. This deformation corridor is defined by a succession of shear zones. Following the north contact of the Pascalis-Tiblemont is the Manneville Deformation Zone (MDZ). Further north and parallel to the MDZ the Uniacke Deformation Zone (UDZ), Jolin and Bolduc deformation zones that together form a 20km wide corridor also oriented WNW.   Regionally, all these deformation zones continue in the Tiblemont Claims.

The MDZ, affecting the Heva Formation in the north contact of the Pascalis-Tiblemont Batholith, is the host of numerous gold occurrences and deposits (Tiblemont Consolidated, Smith-Tiblemont, Vianor, Cache d'Or Courville, Paquet Zone A et B, etc.) Gold is associated with pyrite or encountered free in quartz veins that are present in two morphological types: tensions quartz veins in felsic dyke mainly diorite to quartz-diorite and quartz veins in shear zones highly squeezed (pinch and swell). Alteration is essentially a carbonatisation and a weak silicification.

The Uniacke Deformation Zone (UDZ), affecting the Landrienne Formation, is known to be the host of several gold deposits (Pershing-Manitou, Courtown-Rolartic, Heva cadillac, etc.) recognized as tension quartz veins associated with granitic or dioritic intrusives.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock quoted on the OTC Bulletin Board under the Symbol “TRON”. Our common stock was listed for quotation on May 6, 2011.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
January 31, 2012	$4.00	$0.0451
October 31, 2011	$0.185	$0.03
July 31, 2011	N/A(1)	N/A(1)
April 30, 2011	N/A(1)	N/A(1)
January 31, 2011	N/A(1)	N/A(1)
October 31, 2010	N/A(1)	N/A(1)
July 31, 2010	N/A(1)	N/A(1)
April 30, 2010	N/A(1)	N/A(1)

(1)     Our common stock was listed for quotation on May 6, 2011. Our first trade did not occur until August 23, 2011.

As of May 7, 2012, there were approximately 29 holders of record of our common stock. As of such date, 201,290,000 common shares were issued and outstanding.

Our common shares are issued in registered form.  Holladay Stock Transfer, 2939 N 67th Pl # C, Scottsdale, AZ 85251-6015, (telephone number (480) 481-3940) is the registrar and transfer agent for our common shares.

Dividends

On September 12, 2011, our board of directors approved a forward stock split of our common stock by way of a stock dividend on a 32 (new) common shares for 1 (old) common share basis. The pay-out date was September 29, 2011.  Upon completion of the stock split, our issued and outstanding shares increased from 5,630,000 shares of common stock to 185,790,000 shares of common stock with a par value of $0.001.

Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2012.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2012.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2012 and January 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ended January 31, 2012 and 2011

		Year Ended
		January 31
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$363,865	$	Nil
Loss from Discontinued Operations		$34,643		$10,303
Net Loss		$(398,508)		$(10,303)

Expenses

Our operating expenses for our years ended January 31, 2012 and 2011 are outlined in the table below:

	Year Ended
	January 31
	2012		2011
Consulting fees	$37,177	$	Nil
Professional fees	$34,563	$	Nil
Transfer agent and filing fees	$2,660	$	Nil
General and administrative	$2,206	$	Nil
Foreign currency gain	$459	$	Nil
Impairment loss on mineral properties	$286,800	$	Nil

Operating expenses for year ended January 31, 2012 increased by 100% as compared to the comparative period in 2011 primarily as a result of activities related to the property acquisitions.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital
	At		At	Percentage
	January 31,		January 31,	Increase/
	2012		2011	(Decrease)
Current Assets	$490		$36,400	(98.65)%
Current Liabilities	$175,798	$	Nil	100%
Working Capital (Deficit)	$(175,308)		$36,400	(581.61)%

Cash Flows
	Year Ended		Year Ended
	January 31,		January 31,
	2012		2011
Net Cash used in Operating Activities	$(60,910)		$(10,303)
Net Cash used in Investing Activities	$(100,000)	$	Nil
Net Cash Provided by Financing Activities	$125,000		$32,582
Increase (Decrease) in Cash During the Period	$(35,910)		$22,279

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Description	($)
General and administrative overhead	90,000
Management and Consulting	100,000
Legal	40,000
Accounting	20,000
Exploration on mining claims	500,000
Total	750,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $750,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not generated any revenues and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Basis of Presentation and Principles of Consolidation

These consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. Our company’s fiscal year end is January 31. The consolidated financial statements include the accounts of Toron Inc. and its 100% owned subsidiary, Toron Resources Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Asset Retirement Obligations

Our company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2012, our company does not have any asset retirement obligations.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Acquisition and Exploration Costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the year  ended January  31, 2012  and 2011, our company had no items that represent other comprehensive income.

Foreign Currency Translation

Our company’s functional and reporting currency is the US dollar as substantially all of our company’s operations are in United States.

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

Fair Value of Financial Instruments

Our company’s financial instruments consists of cash, accounts payable and accrued liabilities, bank overdraft, loans payable, and related party payable. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, our company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our company has cumulative net operating losses of $417,708  as of January  31, 2012, with an approximate deferred tax asset of $146,000  which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

Recent Accounting Pronouncements

Our company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

TORON, INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

                                                                                                                                                                                                     Index

Report of Independent Registered Public Accounting Firm ............................................................................................... F–1

Consolidated Balance Sheets................................................................................................................................................... F–2

Consolidated Statements of Operations................................................................................................................................. F–3

Consolidated Statements of Stockholders’ Deficit .............................................................................................................. F–4

Consolidated Statements of Cash Flows................................................................................................................................ F–5

Notes to the Consolidated Financial Statements.................................................................................................................. F–6

MADSEN & ASSOCIATES CPA’s, INC.

684 East Vine Street, #3 Murray, Utah, 84107 Telephone 801-268-2632 Fax 801-262-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Toron, Inc. (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Toron, Inc. (An Exploration Stage Company) (the Company) as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2012, and the period from January 3, 2008 (date of inception) to January 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toron, Inc. (An Exploration Stage Company) as of January 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the consolidated financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

.

/s/ Madsen & Associates CPA’s, Inc.

Murry, Utah
April 30,2012

TORON, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	January 31, 2012	January 31, 2011
ASSETS

Current Assets

Cash	$ 490	$ 36,400

Total Assets	$ 490	$ 36,400

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$ 21,764	$ –
Advances (refer to Note 4)	125,000
Due to related parties (refer to Note 5)	29,034	–

Total Liabilities	175,798	–

Commitments

Stockholders’ (Deficit) Equity

Common stock, 250,000,000 shares authorized, $0.001 par value; 187,790,000 and 185,790,000 shares issued and outstanding at January 31, 2012 and 2011, respectively	187,790	185,790

Additional paid-in capital	54,610	(130,190)

Deficit accumulated during the development stage	(53,843)	(19,200)

Deficit accumulated during the exploration stage	(363,865)	–

Total Stockholders’ (Deficit) Equity	(175,308)	36,400

Total Liabilities and Stockholders’ (Deficit) Equity	$ 490	$ 36,400

The accompanying notes are an integral oart of these consolidated financial statements

TORON, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,		From January 3, 2008 (Inception) to January 31, 2012
	2012	2011

Operating Expenses

Consulting fees	$ 37,177	$ –	$ 37,177
Professional fees	34,563	–	34,563
Transfer agent and filing fees	2,660	–	2,660
General and administrative	2,206	–	2,206
Foreign currency gain	459	–	459
Impairment loss on mineral properties	286,800	–	286,800

Total Operating Expenses	363,865	–	363,865

Loss From Continuing Operations	$ (363,865)	$ –	$ (363,865)

Loss from Discontinued Operations	(34,643)	(10,303)	(53,843)

Net Loss	(398,508)	(10,303)	(417,708)

Net Loss Per Share
Continuing Operations	$ (0.00)	$ (0.00)
Discontinued Operations	$ (0.00)	$ (0.00)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding – Basic and Diluted	186,230,000	144,051,000

The accompanying notes are an integral oart of these consolidated financial statements

TORON, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Deficit Accumulated During the Development Stage	Total

Balance – January 3, 2008 (Date of Inception)	–	$ –	$ –	$	$ –	$ –

Net loss for the period	–	–	–	–	–	–

Balance – January 31, 2008	–	$ –	$ –	$ –	$ –	$ –

Net loss for the period	–	–	–	–	–	–

Balance – January 31, 2009	–	$ –	$ –	$ –	$ –	$ –

Net loss for the period	–	–	–	–	(8,897)	(8,897)

Balance – January 31, 2010	–	$ –	$ –	$ –	$ (8,897)	$ (8,897)

Issuance of restricted common stock	99,000,000	99,000	(96,000)	–	–	3,000

Issuance of common stock	86,790,000	86,790	(34,190)	–	–	52,600

Net loss for the period	–	–	–	–	(10,303)	(10,303)

Balance – January 31, 2011	185,790,000	$ 85,790	$ (130,190)	$ –	$ (19,200)	$ 36,400

Shares issued for property	2,000,000	2,000	184,800	–	–	186,800

Net loss for the period	–	–	–	(363,865)	(34,643)	(398,508)

Balance – January 31, 2012	187,190,000	$ 187,790	$ 54,610	$ (363,865)	$ (53,843)	$ (175,308)

The accompanying notes are an integral oart of these consolidated financial statements

TORON, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended January 31,		From January 3, 2008 (Inception) to
	2012	2011	January 31, 2012

Cash Flows from Operating Activities

Net loss	$ (398,508)	$ (10,303)	$ (417,708)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset, related to discontinued operations	–	–	6,000
Impairment loss on mineral properties	286,800	–	286,800

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	21,764	–	21,764
Related party payable	29,034	–	29,034

Net Cash Used in Operating Activities	(60,910)	(10,303)	(74,110)

Cash Flows from Investing Activities

Payments to acquire mineral properties	(100,000)		(100,000)
Acquisition of intangible asset	–	–	(6,000)

Net Cash Used in Investing Activities	(100,000)	–	(106,000)

Cash Flows from Financing Activities

Proceeds from advances	125,000	–	125,000
Proceeds from the issuance of common stock, related to discontinued operations	–	32,582	55,600

Net Cash Provided by Financing Activities	125,000	32,582	180,600

(Decrease) Increase in Cash	(35,910)	22,279	490

Cash - Beginning of Period	36,400	14,121	–

Cash - End of Period	$ 490	$ 36,400	$ 490

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Supplemental disclosure of noncash investing and financing: activities:
Common stock issued for mineral properties	$ 186,800	$ –	$ 186,800

  The accompanying notes are an integral oart of these consolidated financial statements

TORON, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

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

TORON, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2012, the Company does not have any asset retirement obligations.

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the year  ended January  31, 2012  and 2011, the Company had no items that represent other comprehensive income.

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

TORON, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net operating losses of $417,708  as of January  31, 2012, with an approximate deferred tax asset of $146,000  which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

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

On September 30, 2011, the Company issued 700,000 shares of common stock at a fair value of $0.09 per common share pursuant to the mining property acquisition agreement referred to in Note 6(a).

On November 14, 2011, the Company issued 700,000 shares of common stock at a fair value of $0.098 per common share  pursuant to the  mining property acquisition agreement referred  to in Note 6(a).

On December 29, 2011, the Company issued 600,000 shares of common stock at a fair value of $0.092 per common share pursuant to the mining property acquisition agreement referred to in Note 6(a).

NOTE 4  – ADVANCES

	January 31, 2012 $	January 31, 2011 $

Quarry Bay, unsecured, non-interest bearing and due on demand	75,000	–
Madison Capital, unsecured, non-interest bearing and due on demand	50,000	–

Total advances	125,000	–

NOTE 5  – RELATED PARTY TRANSACTIONS

As at January 31, 2012, the Company was indebted to the President of the Company in the amount of $20,000 for consulting fees and $3,634 for an advance of working capital and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and due on demand.

As at January 31, 2012, the Company was indebted to a director of the Company in the amount of $5,400 for consulting fees.  The amounts are unsecured, non-interest bearing and due on demand.

TORON, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

NOTE 6  – MINERAL PROPERTIES

a)       Effective August 23, 2011, the Company entered into a mining property acquisition agreement (the "Acquisition Agreement”) whereby the Company has agreed to acquire an undivided 100% interest in and to an aggregate of 62 mineral claims located in the Province of Quebec, Canada (the “Claims”).  Pursuant to the Acquisition Agreement, the Company agreed to pay $100,000 and issue an aggregate of 2,000,000 shares of common stock as follows:

i.         Deposit: a non-refundable deposit of $5,000 to be paid to the Vendor upon signing of the Acquisition Agreement; (paid).

ii.        Stage 1: in consideration of the 22 claims constituting “Block 1” (as defined in the Acquisition Agreement) the Company shall issue 700,000 shares of common stock and pay $35,000 on or before September 30, 2011 (these shares were issued and money paid on September 30, 2011).

iii.      Stage 2: in consideration of the 20 claims constituting “Block 2” (as defined in the Acquisition Agreement) the Company shall issue 700,000 shares of common stock and $35,000 within 45 days following the completion of Stage 1 (these shares were issued and money paid on November 14, 2011)

iv.      Stage 3: in consideration of the 20 claims constituting “Block 3” (as defined in the Acquisition Agreement”) the Company shall issue 600,000 shares of common stock and $25,000 in within 45 days following the completion of Stage 2 (these shares were issued and money paid on December 29, 2011)

The Claims shall be subject to a 2% net smelter royalty payable to the Vendor of which 1% may be purchased back from the Vendor in consideration of $500,000.

On January  31, 2012, the Company determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $231,600.

b)       Effective January 25, 2012, the Company entered into a mining property acquisition agreement (the "Acquisition Agreement”) whereby the Company has agreed to acquire an undivided 100% interest in and to an aggregate of 193  mineral claims located in the Province of Quebec, Canada (the “Claims”).  Pursuant to the Acquisition Agreement, the Company agreed to pay $40,000  and issue an aggregate of 8,500,000 shares of common stock as follows:

i.         Stage 1: The Company shall pay $15,000 on or before January 31, 2012.  (paid subsequently)

ii.        Stage 2: The Company shall issue 8,500,000 shares and pay $25,000 on or before February 29, 2012. (issued and paid subsequently)

The Claims shall be subject to a 2% net smelter royalty payable to the Vendor.

NOTE 7  – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January  31, 2012  the Company had incurred accumulated losses since inception of $417,708. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

TORON, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

NOTE 8  – DISCONTINUED OPERATIONS

Upon entering into the Acquisition Agreement described in Note 6(a), the Company changed  its operations. All operations prior to the acquisition have been classified as discontinued operations. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

The results of discontinued operations are summarized as follows:

	Year ended January 31,		From January 3, 2008 (Inception) to
	2012	2011	January 31, 2012

Operating Expenses

General and administrative	34,643	10,303	47,843
Impairment loss on intangible asset	–	–	6,000

Total Operating Expenses	34,643	–	53,843

Net Loss from Discontinued Operations	(34,643)	(10,303)	(53,843)

NOTE 9  – INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31, 2012 $	January 31, 2011 $

Net loss	398,508	10,303

Income tax rate	35%	35%

Expected income tax benefit	(139,478)	(3,606)

Valuation allowance change	139,478	3,606

Provision for income taxes	–	–

The significant components of deferred income tax assets at January 31, 2012 and 2011 are as follows:

	January 31, 2012 $	January 31, 2011 $

Net operating loss carryforward	146,198	6,720

Valuation allowance	(146,198)	(6,720)

Net deferred income tax asset	–	–

The Company has net operating loss carryforwards of approximately $417,708  available to offset taxable income in future years which expire beginning in fiscal 2028. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

NOTE 10  – SUBSEQUENT EVENT

a)       Effective February 6, 2012, the Company entered into a mining property acquisition agreement (the "Acquisition Agreement”) whereby the Company has agreed to acquire an undivided 100% interest in and to an aggregate of 140 mineral claims located in the Province of Quebec, Canada (the “Claims”).  Pursuant to the Acquisition Agreement, the Company agreed to pay $20,000 and issue an aggregate of 5,000,000 shares of common stock on or before April 16, 2012.  The Claims are subject to a 2% net smelter royalty payable to the Vendor. Pursuant to the agreement, the Company issued 5,000,000 shares of common stock and paid $20,000 on April 16, 2012.

b)       In February, 2012, the Company paid $40,000 and issued 8,500,000 shares of common stock pursuant to the mineral property acquisition agreement described in Note 6(b).

Item 9.  Changes and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2012, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We did not maintain appropriate financial reporting controls – As of January 31, 2012, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2012, our company did not have sufficient financial reporting controls with respect to timely financial reporting and adequate segregation of duties. Subsequent to January 31, 2012, our company has obtained the necessary assistance to ensure that the timely financial reporting issues can be performed on a timely basis.

Our company plans to remedy the deficiency for timely disclosure by more closely monitoring our accounting processes and procedures in the future.

Our company plans to remediate the deficiency related to adequate segregation of duties. We are a small company, and as we raise more financing, we plan to add more personnel to remedy this situation.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Madsen & Associates CPA’s Inc., our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2012 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended January 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael Whitehead	CEO, President, CFO and Director	55	August 5, 2011
Ramzan Savji	Vice President, Secretary and Director	62	October 25, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Whitehead

Michael Whitehead has been the president, chief executive officer, chief financial officer and director of our company since August 5, 2011.

Since July 2010, Michael Whitehead has been the president, chief executive officer and director of Silver Corp., a privately owned company based in Calgary, Alberta, Canada.  His primary duty and responsibility includes the day to day operations of the company and to seek out strategic opportunities.

From May 2007 to March 2009, Mr. Whitehead was the president, chief executive officer and directors of Copper One Inc. (formerly, Continent Resources Inc.), a mineral exploration company based in Vancouver, British Columbia, Canada.  As officer and director of the company, his responsibilities included securing acquisitions and other joint ventures in order to increase shareholder value.

From May 2006, Michael Whitehead was the president, chief executive officer and director of Vital Resources Corp. (formerly, Fulcrum Resources Inc.), an exploration company based in Montreal, Quebec, Canada.  His duties as officer and director at Vital Resources Corp. included the administration of the company, financings, and building the company through acquisitions.  Mr. Whitehead resigned as Vital Resources Corp.’s officer, but remains as a member to the company’s board of directors.

We appointed Mr. Whitehead as our officer and director due to his mining experience and his knowledge of publicly listed companies.

Ramzan Savji

Mr. Savji has been the vice president, secretary and director of our company since October 25, 2011.

In August 2000, Mr. Savji incorporated and founded Telecommunications Supply Line Ltd., a telecommunications installation and networking material supplier in Kenya, wherein he continues to be the Managing Director of the company on a day-to-day basis.

Ramzan Savji has more than 30 years of experience in the banking and business sector. He has studied Banking and Business Administration in Germany and was employed with the Deutsche Bank A.G., Munich, Germany in their letters of credit department from June 1971 to August 1974.  He then became the Area Representative for Societe Generale, the French & International Bank from May 1988 to April 1995. He covered Kenya, Uganda, Tanzania, Rwanda, Burundi and Malawi. He was responsible for building up and enhancing correspondent banking relationships between Societe Generale and the banks domiciled in the above countries.  He was also responsible for lobbying and promoting business for the French companies and arranging short, medium and long term lines of credit for project financing for both, the Public Sector as well the Private Sector

From December 1993 to December 1996, Mr. Savji was also a Member of the Board of Governors of the Aga Khan Hospital in Nairobi, Kenya.  We appointed Mr. Savji as our officer and director due to his financial background and contacts with banking institutions.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.                   been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.                   had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.                   been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.                   been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.                   been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.                   been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.                   honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.                   full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.                   compliance with applicable governmental laws, rules and regulations;

4.                   the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.                   accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement on Form S-1 on March 18, 2010. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Toron, Inc., 1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec, H3B 4W5.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2012 and 2011; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Whitehead (1) President, CEO, CFO and Director	2012 2011	30,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	30,000 N/A
Ramzan Savji (2) Vice President, Secretary and Director	2012 2011	54,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	54,000 N/A
Ljubisa Vujovic (3) Former CEO, CFO, President and Director	2012 2011	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Tatiana Dujkovic-Krivokapic (4) Former Secretary and Treasurer	2012 2011	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Whitehead was elected as a director and appointed as president, chief executive officer, chief financial officer on August 26, 2010.
(2)	Mr. Savji was appointed as a director and appointed as vice president and secretary on October 25, 2011.
(3)	Ljubisa Vujovic resigned as our CEO, CFO, President and Director on August 5, 2011.
(4)	Tatiana Dujkovic-Krivokapic resigned as our Secretary and Treasurer on October 25, 2011.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2012.

Option Exercises

During our fiscal year ended January 31, 2012 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 7, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Michael Whitehead (2) 505 Aspen Meadows Hill S.W. Calgary AB T3H 0G3	Common	22,325,000	11.09%
Ramzan Savji (3) P.O. Box 45591-00100 Nairobi, Kenya	Common	15,500,000	7.70%
Directors and Officers as a group	Common	37,825,000	18.79%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 7, 2012. As of May 7, 2012, there were 201,290,000 shares of our company’s common stock issued and outstanding.

(2)	Michael Whitehead is a director and also acts as our president, chief executive officer, chief financial officer.
(3)	Ramzan Savji is a director and also acts as our vice president and secretary.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Michael Whitehead and Ramzan Savji. We have determined that our directors are not “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2012 and for the fiscal year ended January 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2012 $	January 31, 2011 $
Audit Fees	$10,000	5,500
Audit Related Fees	Nil	500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,000	6,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on March 18, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on March 18, 2010)
3.3	Certificate of Amendment filed September 16, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2011)
(10)	Material Contracts
10.1

Mining Property Acquisition Agreement between our company and Stephane LeBlanc and Glenn Griesbach dated August 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011)

10.2

Mineral Property Acquisition Agreement between our company and Glenn Griesbach and 9248-7792 Quebec Inc. dated January 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 26, 2012)

10.3

Mineral Property Acquisition Agreement between our company and Glenn Griesbach and 9248-7792 Quebec Inc. dated February 6, 2012 (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2012)

10.4

Mineral Property Acquisition Agreement between our company and Glenn Griesbach and 9248-7792 Quebec Inc. dated February 6, 2012 (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2012)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)

(21)	Subsidiaries of the Company

21.1	Toron Resources Inc. a wholly owned, federally incorporated, Canadian company,

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data File

101**	Interactive Data File (Form 10-K for the year ended January 31, 2012 furnished in XBRL).

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORON, INC.
(Registrant)

Dated: May 11, 2012	/s/ Michael Whitehead
Michael Whitehead
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 11, 2012	/s/ Michael Whitehead
Michael Whitehead
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: May 11, 2012	/s/ Ramzan Savji
Ramzan Savji
Vice President, Secretary and Director