Form 10-Q
period 2012-04-30
TORON INC.
filed 2012-06-14
CIK 1484674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-165539
TORON, INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec				H3B 4W5
(Address of principal executive offices)				(Zip Code)
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
201,290,000 common shares issued and outstanding as of June 13, 2012.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended April 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

(UNAUDITED)

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

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited) April 30, 2012	January 31, 2012
ASSETS

Current Assets

Cash	$ 3,990	$ 490

Total Assets	$ 3,990	$ 490

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 26,699	$ 21,764
Advances (refer to Note 4)	222,625	125,000
Due to related parties (refer to Note 5)	24,034	29,034

Total Liabilities	273,358	175,798

Commitments

Stockholders’ Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value; 201,290,000 and 187,790,000 shares issued and outstanding at April 30, 2012 and January 31, 2012, respectively	201,290	187,790

Additional paid-in capital	1,419,860	54,610

Deficit accumulated during the development stage	(53,843)	(53,843)

Deficit accumulated during the exploration stage	(1,836,675)	(363,865)

Total Stockholders’ Deficit	(269,368)	(175,308)

Total Liabilities and Stockholders’ Deficit	$ 3,990	$ 490

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended April 30,		From January 3, 2008 (Inception) to
	2012	2011	April 30, 2012

Operating Expenses

Consulting fees	$ 20,400	$ –	$ 57,577
Professional fees	9,401	–	43,964
Transfer agent and filing fees	3,355	–	6,015
General and administrative	639	–	2,845
Foreign currency gain	265	–	724
Impairment loss on mineral properties	1,438,750	–	1,725,550

Total Operating Expenses	1,472,810	–	1,836,675

Loss From Continuing Operations	$ (1,472,810)	$ –	$ (1,836,675)

Loss from Discontinued Operations	–	(10,469)	(53,843)

Net Loss	(1,472,810)	(10,469)	(1,890,518)

Net Loss Per Share
Continuing Operations	$ (0.01)	$ (0.00)
Discontinued Operations	$ (0.00)	$ (0.00)
Net Loss Per Share – Basic and Diluted	$ (0.01)	$ (0.00)

Weighted Average Shares Outstanding – Basic and Diluted	194,329,000	5,630,000

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended April 30,		From January 3, 2008 (Inception) to
	2012	2011	January 31, 2012

Cash Flows from Operating Activities

Net loss	$ (1,472,810)	$ (10,469)	$ (1,890,518)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset, related to discontinued operations	–	–	6,000
Impairment loss on mineral properties	1,438,750	–	1,725,550

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,935	–	26,699

Net Cash Used in Operating Activities	(29,125)	(10,469)	(132,269)

Cash Flows from Investing Activities

Payments to acquire mineral properties	(60,000)		(160,000)
Acquisition of intangible asset	–	–	(6,000)

Net Cash Used in Investing Activities	(60,000)	–	(166,000)

Cash Flows from Financing Activities

Proceeds from advances	97,625	–	222,625
Due to related parties	(5,000)	–	24,034
Proceeds from the issuance of common stock, related to discontinued operations	–	–	55,600

Net Cash Provided by Financing Activities	92,625	–	302,259

(Decrease) Increase in Cash	3,500	(10,469)	3,990

Cash - Beginning of Period	490	36,400	–

Cash - End of Period	$ 3,990	$ 25,931	$ 3,990

Supplemental Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for mineral properties	$ 1,378,750	$ –	$ 1,565,550

  The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

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

The balance sheet as of April 30, 2012 and the statements of operations and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2012, the Company does not have any asset retirement obligations.

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the three months ended April  30, 2012  and 2011, the Company had no items that represent other comprehensive income.

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

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net operating losses of $1,890,518  as of April  30, 2012, with an approximate deferred tax asset of $662,000  which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

On February 29, 2012, the Company issued 8,500,000 shares of common stock at a fair value of $0.1005  per common share pursuant to the mining property acquisition agreement referred to in Note 6(b).

On April 16, 2012, the Company issued 5,000,000 shares of common stock at a fair value of $0.1049 per common share  pursuant to the  mining property acquisition agreement referred  to in Note 6(c).

NOTE 4  – ADVANCES

	April 30, 2012 $	January 31, 2012 $

Quarry Bay, unsecured, non-interest bearing and due on demand	107,625	75,000
Madison Capital, unsecured, non-interest bearing and due on demand	115,000	50,000

Total advances	222,625	125,000

NOTE 5  – RELATED PARTY TRANSACTIONS

As at April 30, 2012, the Company was indebted to the President of the Company in the amount of $10,000 (January 31, 2012 - $20,000) for consulting fees and $3,234 (January 31, 2012 - $3,634) for an advance of working capital and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and due on demand.

As at April 30, 2012, the Company was indebted to a director of the Company in the amount of $10,800 (January 31, 2012 - $5,400) for consulting fees.  The amounts are unsecured, non-interest bearing and due on demand.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

(Unaudited)

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

iii.      Stage 2: in consideration of the 20 claims constituting “Block 2” (as defined in the Acquisition Agreement) the Company shall issue 700,000 shares of common stock and $35,000 within 45 days following the completion of Stage 1; (these shares were issued and money paid on November 14, 2011).

iv.      Stage 3: in consideration of the 20 claims constituting “Block 3” (as defined in the Acquisition Agreement”) the Company shall issue 600,000 shares of common stock and $25,000 in within 45 days following the completion of Stage 2; (these shares were issued and money paid on December 29, 2011).

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

b)       Effective January 25, 2012, the Company entered into a mining property acquisition agreement (the "Acquisition Agreement”) whereby the Company has agreed to acquire an undivided 100% interest in and to an aggregate of 193  mineral claims located in the Province of Quebec, Canada (the “Claims”).  Pursuant to the Acquisition Agreement, the Company agreed to pay $40,000  and issue an aggregate of 8,500,000 shares of common stock as follows:

i.         Stage 1: The Company shall pay $15,000 on or before January 31, 2012 (paid on January 31, 2012)

ii.        Stage 2: The Company shall issue 8,500,000 shares and pay $25,000 on or before February 29, 2012 (these shares were issued and money paid on February 29, 2012).

The Claims shall be subject to a 2% net smelter royalty payable to the Vendor.

On April 30, 2012, the Company determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $894,250.

c)       Effective  February 6, 2012, the Company entered into a mining property acquisition agreement (the "Acquisition Agreement”) whereby the Company has agreed to acquire an undivided 100% interest in and to an aggregate of 140 mineral claims located in the Province of Quebec, Canada (the “Claims”). The Claims are subject to a 2% net smelter royalty payable to the Vendor. Pursuant to the agreement, the Company agreed to pay $20,000 and issue 5,000,000 shares of common stock on or before April 16, 2012. (these shares were issued and money paid on April 16, 2012)

On April 30, 2012, the Company determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $544,500.

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

NOTE 7 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2012  the Company had incurred accumulated losses since inception of $1,890,518. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

The results of discontinued operations are summarized as follows:

	Three months ended April 30,		From January 3, 2008 (Inception) to
	2012	2011	April 30, 2012

Operating Expenses

General and administrative	–	10,469	47,843
Impairment loss on intangible asset	–	–	6,000

Total Operating Expenses	–	10,469	53,843

Net Loss from Discontinued Operations	–	(10,469)	(53,843)

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

Our Current Business

On August 23, 2011, we entered into a property acquisition agreement with Stephan Leblanc and Glenn Griesbach, whereby we have agreed to acquire an undivided 100% interest in and to an aggregate of 62 mineral claims (Blocks 1, 2 and 3) located in the Province of Quebec, Canada (the “Tiblemont Claims”).  The entire area known as the Tiblemont Claims is subdivided into four Blocks and 102 total claims.  We have not entered into any agreements for Block 4.

From January 3, 2008 through to the date of the acquisition of the Block 1 claims discussed below, we were a designated shell company with minimal operations.  On August 23, 2011, we entered into the acquisition agreement and as a result of the transfer of title to the Block 1 claims to our wholly owned subsidiary, we began operations in the acquisition of mineral exploration properties.  We are no longer designated as a shell company.

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

Tiblemont Claims

On August 23, 2011, we entered into an acquisition agreement with Leblanc and Griesbach whereby we agreed to acquire an undivided 100% interest in and to the Tiblemont Claims.

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

iii.      Stage 2: in consideration of the 20 claims constituting “Block 2” we shall pay 700,000 shares of our common stock and $35,000 cash consideration within 45 days following the completion of Stage 1 (these shares were issued and money paid on November 14, 2011);

iv.      Stage 3: in consideration of the 20 claims constituting “Block 3” we shall issue 600,000 shares of our common stock and $25,000 in cash consideration within 45 days following the completion of Stage 2 (these shares were issued and money paid on December 29, 2011).

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

Pursuant to the terms of the acquisition agreement, we have agreed to pay to Griesbach and 9248-7792 Quebec, in consideration of an undivided 100% interest in and to the 193 Quebec Claims, an aggregate of 8,500,000 shares of our common stock and $40,000 in cash consideration paid in 2 installments as follows:

i.         $15,000 payable on or before January 31, 2012 and (paid);

ii.        an aggregate of 8,500,000 shares of our common stock issued to Griesbach and 9248-7792 Quebec and $25,000 delivered and received pro rata to Griesbach and 9248-7792 Quebec (issued and paid subsequently).

Griesbach and 9248-7792 Quebec have agreed to transfer the 193 Quebec Claims, five days after receiving the full and final payment.  Our company will be responsible for all costs and administrative actions required to renew any of the 193 Quebec Claims indentified in the acquisition agreement.

On February 29, 2012, we completed our obligations under the acquisition agreement by issuing an aggregate of 8,500,000 shares of our common stock and paying $40,000.  Through the transfer of this consideration we closed the acquisition of the 193 Quebec Claims.

The 193 Quebec Claims are located in the southern-east part of the Abitibi Greenstone Belt of the Canadian Shield's Superior Province, approximately 40 km northeast of the mining centre of Val D'Or, Quebec. The property is located mainly in Tiblemont and Senneterre townships, with some claims in Courville and Pascalis townships.

140 Quebec Claims

Effective February 6, 2012, we entered into a mineral property acquisition agreement with Glenn Griesbach and 9248-7792 Quebec, whereby our company has agreed to acquire from Griesbach and 9248-7792 Quebec an undivided 100% interest in and to an aggregate of 140 mineral claims located in the Province of Quebec, Canada (the “140 Quebec Claims”).

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

On April 16, 2012, we completed our obligations under the acquisition agreement by issuing an aggregate of 5,000,000 shares of our common stock and paying $20,000.  Through the transfer of this consideration, we closed the acquisition of the 140 Quebec Claims.

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

Results of Operations for the Three Months Ended April 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended April 30, 2012 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended April 30, 2012 and 2011 and from January 3, 2008 (date of inception) to April 30, 2012 are summarized as follows:

		Three Month Period Ended April 30,				For the Period From January 3, 2008 (Inception) through April 30,
		2012		2011		2012
Revenue	$	Nil	$	Nil	$	Nil
Operating Expenses		$1,472,810	$	Nil		$1,836,675
Loss from Discontinued Operations	$	Nil		$(10,469)		$(53,843)
Net Loss		$(1,472,810)		$(10,469)		$(1,890,518)

Our expenses increased during the three month period ended April 30, 2012 compared to the same period in 2011 primarily as a result of impairment loss on mineral properties.

Revenues

We have had no operating revenues since our inception on January 3, 2008 through to April 30, 2012. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 3, 2008 to April 30, 2012 we have raised a total of $55,600 from private offerings of our common stock. For the period from January 3, 2008 (inception) to April 30, 2012 we incurred total expenses of $1,836,675.

Expenses

Our expenses for the three months ended April 30, 2012 and 2011 and for the period from January 3, 2008 (inception) through April 30, 2012 are outlined in the table below:

	Three Month Period Ended April 30,
	2012		2011
Consulting fees	$20,400	$	Nil
Professional fees	$9,401	$	Nil
Transfer agent and filing fees	$3,355	$	Nil
General and administrative	$639	$	Nil
Foreign currency gain	$265	$	Nil
Impairment loss on mineral properties	$1,438,750	$	Nil

Our expenses increased during the three month period ended April 30, 2012 compared to the same period in 2011 primarily as a result of increases in consulting fees, professional fees, transfer agent and filing fees, general and administrative expenses and acquisition costs in connection with our ongoing development efforts.

Liquidity and Financial Condition

Working Capital

Working Capital	At April 30, 2012	At January 31, 2012
Current Assets	$3,990	$490
Current Liabilities	$273,358	$175,798
Working Capital (Deficit)	$(269,368)	$(175,308)

Cash Flows	Three Months Ended April 30, 2012		Three Months Ended April 30, 2011
Net Cash used in Operating Activities	$(29,125)		$(10,469)
Net Cash used in Investing Activities	$(60,000)	$	Nil
Net Cash Provided by Financing Activities	$92,625	$	Nil
Increase (Decrease) in Cash During the Period	$3,500		$(10,469)

The decrease in our working capital at April 30, 2012 from the period ended April 30, 2011 is reflective of the current state of our business development, primarily due to increases in consulting fees, professional fees, transfer agent and filing fees, general and administrative expenses and the increase in operating expenses associated with acquisition costs in connection with our ongoing development efforts.

As of April 30, 2012, our total assets were $3,990 and our total liabilities were $273,358 and we had a working capital deficit of $269,368. Our unaudited financial statements report a net loss of $1,472,810 for the three months ended April 30, 2012 compared to a net loss of $10,469 for the same period in 2011. We incurred and a net loss of $1,890,518 for the period from January 3, 2008 (inception) to April 30, 2012.

As of, April 30, 2012, we had cash on hand of $3,990. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended January 31, 2012, that there is substantial doubt that we will be able to continue as a going concern.

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

Anticipated Cash Requirements

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of April 30, 2012, our company has accumulated losses of $1,890,581 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

None.

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

TORON, INC.
(Registrant)

Dated: June 13, 2012	/s/ Michael Whitehead
Michael Whitehead
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)