Form 10-Q
period 2012-07-31
TORON INC.
filed 2012-09-19
CIK 1484674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                                                                                                                                           (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			July 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-165539
TORON, INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec				H3B 4W5
(Address of principal executive offices)				(Zip Code)
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
201,290,000 common shares issued and outstanding as of September 10, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended July 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

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

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited) July 31, 2012	January 31, 2012
ASSETS

Current Assets

Cash	$ 5,366	$ 490
Deferred financing costs (refer to Note 6)	2,366	–

Total Assets	$ 7,732	$ 490

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 49,614	$ 21,764
Advances (refer to Note 4)	232,625	125,000
Due to related parties (refer to Note 5)	12,308	29,034
Derivative liability	8,785	–
Convertible debt, less unamortized discount of $31,564 (refer to Note 6)	5,936	–

Total Liabilities	309,268	175,798

Stockholders’ Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value; 201,290,000 and 187,790,000 shares issued and outstanding at July 31, 2012 and January 31, 2011, respectively	201,290	187,790

Additional paid-in capital	1,457,360	54,610

Deficit accumulated during the development stage	(53,843)	(53,843)

Deficit accumulated during the exploration stage	(1,906,343)	(363,865)

Total Stockholders’ Deficit	(301,536)	(175,308)

Total Liabilities and Stockholders’ Deficit	$ 7,732	$ 490

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended July 31,		For the six months ended July 31,		From January 3, 2008 (Inception) to
	2012	2011	2012	2011	July 31, 2012

Operating Expenses

Consulting fees	$ 20,400	$ –	$ 40,800	$ –	$ 77,977
Professional fees	23,236	–	32,637	–	67,200
Transfer agent and filing fees	3,441	–	6,796	–	9,456
General and administrative	351	–	990	–	3,196
Foreign currency loss	80	–	345	–	804
Exploration costs	7,149	–	7,149	–	7,149
Impairment loss on mineral properties	–	–	1,438,750	–	1,725,550

Total Operating Expenses	54,657	–	1,527,467	–	1,891,332

Other Expenses
Loss on derivative liability	8,785	–	8,785	–	8,785
Accretion of discount on convertible debt	5,936	–	5,936	–	5,936
Amortization of deferred financing costs	134	–	134	–	134
Interest expense	156	–	156	–	156

Total Other Expenses	15,011	–	15,011	–	15,011

Loss From Continuing Operations	(69,668)	–	(1,542,478)	–	(1,906,343)

Loss from Discontinued Operations	–	(24,174)	–	(34,643)	(53,843)

Net Loss	$ (69,668)	$ (24,174)	$ (1,542,478)	$ (34,643)	$ (1,960,186)

Net Loss Per Share
Continuing Operations	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Discontinued Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted Average Shares Outstanding – Basic and Diluted	201,290,000	5,630,000	197,848,000	5,630,000

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended July 31,		From January 3, 2008 (Inception) to
	2012	2011	July 31, 2012

Cash Flows from Operating Activities

Net loss	$ (1,542,478)	$ (34,643)	$ (1,960,186)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset, related to discontinued operations	–	–	6,000
Impairment loss on mineral properties	1,438,750	–	1,725,550
Change in fair value of derivative liability	8,785	–	8,785
Amortization of deferred financing costs	134	–	134
Accretion of discount on convertible note	5,936	–	5,936

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	27,850	–	49,614

Net Cash Used in Operating Activities	(61,023)	(34,643)	(164,167)

Cash Flows from Investing Activities

Payments to acquire mineral properties	(60,000)	–	(160,000)
Acquisition of intangible asset	–	–	(6,000)

Net Cash Used in Investing Activities	(60,000)	–	(166,000)

Cash Flows from Financing Activities

Deferred financing costs	(2,500)	–	(2,500)
Proceeds from advances	107,625	–	232,625
Due to related parties	(16,726)	–	12,308
Proceeds from issuance of convertible debt	37,500	–	37,500
Proceeds from the issuance of common stock, related to discontinued operations	–	–	55,600

Net Cash Provided by Financing Activities	125,899	–	335,533

(Decrease) Increase in Cash	4,876	(34,643)	5,366

Cash - Beginning of Period	490	36,400	–

Cash - End of Period	$ 5,366	$ 1,757	$ 5,366

Supplemental Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for mineral properties	$ 1,378,750	$ –	$ 1,565,550
Fair value of beneficial conversion option of convertible debt	$ 37,500	$ –	$ 37,500

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company. Refer to Note 8  for factors affecting the Company’s ability to continue as a going concern.

The balance sheet as of July 31, 2012 and the statements of operations and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2012, the Company does not have any asset retirement obligations.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the six months ended July  31, 2012  and 2011, the Company had no items that represent other comprehensive income.

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

Fair Value of Financial Instruments

The Company’s financial instruments consists of cash, accounts payable and accrued liabilities, advances, due to related parties and convertible debt. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net operating losses of $1,960,186  as of July 31, 2012, with an approximate deferred tax asset of $686,065  which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

On February 29, 2012, the Company issued 8,500,000 shares of common stock at a fair value of $0.1005  per common share pursuant to the mining property acquisition agreement referred to in Note 7(b).

On April 16, 2012, the Company issued 5,000,000 shares of common stock at a fair value of $0.1049 per common share  pursuant to the  mining property acquisition agreement referred  to in Note 7(c).

NOTE 4  – ADVANCES

	July 31, 2012 $	January 31, 2012 $

Quarry Bay, unsecured, non-interest bearing and due on demand	117,625	75,000
Madison Capital, unsecured, non-interest bearing and due on demand	115,000	50,000

Total advances	232,625	125,000

NOTE 5  – RELATED PARTY TRANSACTIONS

As at July 31, 2012, the Company was indebted to the President of the Company in the amount of $nil (January 31, 2012 - $20,000) for consulting fees and was owed $3,892 (January 31, 2012 - the Company was indebted the amount of $3,634) for an advance of working capital and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and due on demand.

As at July 31, 2012, the Company was indebted to a director of the Company in the amount of $16,200 (January 31, 2012 - $5,400) for consulting fees.  The amounts are unsecured, non-interest bearing and due on demand.

NOTE 6  – CONVERTIBLE DEBT

On July 12, 2012, the Company entered into a Convertible Promissory Note agreement for $37,500. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due on April 16, 2013. Any principal or interest not paid when due, shall bear interest at 22% per annum. Pursuant to the agreement, the Note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 55% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.

Pursuant to ASC 815, the Company has determined the embedded conversion option is a derivative liability. The Company valued this derivative liability at $48,553 using the Black-Scholes model. Accordingly, the Company has recorded a discount on the convertible note of $37,500, a derivative liability of $11,053, and a loss on derivative liability of $11,053. The discount on the convertible note is accreted over the term of the convertible note. The derivative liability was revalued at July 31, 2012 at $46,285, using the Black-Scholes model. Accordingly, a related gain on derivative liability of $2,268 was recorded in the statement of operations.

As at July 31, 2012, $5,936 of the debt discount had been accreted, increasing the carrying value of the convertible note to $5,936. The Company paid $2,500 of deferred finance costs relating to the issuance of the Note.  At July 31, 2012, the Company had recorded amortization of $134 and the remaining $2,366 will be charged to operation over the life of the note.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

(Unaudited)

NOTE 7  – MINERAL PROPERTIES

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

On April 30, 2012, the Company determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $894,250. During the three months ended July 31, 2012, the Company incurred exploration costs related to these claims of $7,149 for geologist fees related to a 43-101 report.

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

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

(Unaudited)

NOTE 8  – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2012  the Company had incurred accumulated losses since inception of $1,960,186. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 9  – DISCONTINUED OPERATIONS

Upon entering into the Acquisition Agreement described in Note 7(a), the Company changed  its operations. All operations prior to the acquisition have been classified as discontinued operations. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

The results of discontinued operations are summarized as follows:

	Three months ended July 31,		Six months ended July 31,		From January 3, 2008 (Inception) to
	2012	2011	2012	2011	July 31, 2012

Operating Expenses

General and administrative	–	24,174	–	34,643	47,843
Impairment loss on intangible asset	–	–	–	–	6,000

Total Operating Expenses	–	24,174	–	34,643	53,843

Net Loss from Discontinued Operations	–	(24,174)	–	(34,643)	(53,843)

NOTE 10  – SUBSEQUENT EVENTS

On August 31, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due on May 31, 2013. Pursuant to the agreement, the Note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 55% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.

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

i.         15,000 payable on or before January 31, 2012 and (paid);

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

Results of Operations for the Three and Six Months Ended July 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended July 31, 2012 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three and six month periods ended July 31, 2012 and 2011 and from January 3, 2008 (date of inception) to July 31, 2012 are summarized as follows:

		Three Month Period Ended July 31,				Six Month Period Ended July 31,				For the Period From January 3, 2008 (Inception) through July 31,
		2012		2011		2012		2011		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating expenses		$54,657	$	Nil		$1,527,467	$	Nil		$1,891,332
Loss on derivative liability		$8,785	$	Nil		$8,785	$	Nil		$8,785
Accretion of discount on convertible debt		$5,936	$	Nil		$5,936	$	Nil		$5,936
Amortization of deferred financing costs		$134	$	Nil		$134	$	Nil		$134
Interest expense		$156	$	Nil		$156	$	Nil		$156
Net loss		$(69,668)	$	Nil		$(1,542,478)	$	Nil		$(1,960,186)

Our expenses increased during the three and six month periods ended July 31, 2012 compared to the same period in 2011 primarily as a result of increased operating expenses and other expenses.

Revenues

We have had no operating revenues since our inception on January 3, 2008 through to July 31, 2012. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 3, 2008 to July 31, 2012 we have raised a total of $55,600 from private offerings of our common stock. For the period from January 3, 2008 (inception) to July 31, 2012 we incurred total expenses of $1,960,186.

Expenses

Our expenses for the three and six months ended July 31, 2012 and 2011 and for the period from January 3, 2008 (inception) through July 31, 2012 are outlined in the table below:

		Three Month Period Ended July 31,			Six Month Period Ended July 31,
		2012		2011	2012		2011
Consulting fees		$20,400	$	Nil	$40,800	$	Nil
Professional fees		$23,236	$	Nil	$32,637	$	Nil
Transfer agent and filing fees		$3,441	$	Nil	$6,796	$	Nil
General and administrative		$351	$	Nil	$990	$	Nil
Foreign currency loss		$80	$	Nil	$345	$	Nil
Exploration costs		$7,149	$	Nil	$7,149	$	Nil
Impairment loss on mineral properties	$	Nil	$	Nil	$1,438,750	$	Nil

Our expenses increased during the three and six month periods ended July 31, 2012 compared to the same period in 2011 primarily as a result of increased consulting fees, professional fees, general and administrative expenses, foreign currency loss and impairment loss on mineral properties.

Liquidity and Financial Condition

Working Capital

Working Capital	At July 31, 2012	At January 31, 2012
Current Assets	$7,732	$490
Current Liabilities	$309,268	$175,798
Working Capital (Deficit)	$(301,536)	$(175,308)

Cash Flows	Six Months Ended July 31, 2012		Six Months Ended July 31, 2011
Net Cash used in Operating Activities	$(61,023)	$	Nil
Net Cash used in Investing Activities	$(60,000)	$	Nil
Net Cash Provided by Financing Activities	$125,899	$	Nil
Increase (Decrease) in Cash During the Period	$4,876	$	Nil

The decrease in our working capital at July 31, 2012 from the period ended July 31, 2011 is reflective of the current state of our business development, is reflective of the current state of our business development, primarily due to increases in consulting fees, professional fees, transfer agent and filing fees, general and administrative expenses and the increase in operating expenses associated with acquisition costs in connection with our ongoing development efforts.

As of July 31, 2012, our total assets were $7,732 and our total liabilities were $309,268 and we had a working capital deficit of $301,536. Our unaudited financial statements report a net loss of $69,668 for the three months ended July 31, 2012 compared to a net loss of $Nil for the same period in 2011 and a net loss of $1,542,478 for the six months ended July 31, 2012 compared to a net loss of $Nil for the same period in 2011. We incurred and a net loss of $1,960,186 for the period from January 3, 2008 (inception) to July 31, 2012.

As of, July 31, 2012, we had cash on hand of $5,366. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended January 31, 2012, that there is substantial doubt that we will be able to continue as a going concern.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)

General and administrative overhead	90,000
Management and Consulting	100,000
Legal	40,000
Accounting	20,000
Exploration on mining claims	500,000
Total	750,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2012, our company has accumulated losses of $1,960,186since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Asset Retirement Obligations

Our company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2012, our company does not have any asset retirement obligations.

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the six months ended July  31, 2012  and 2011, our company had no items that represent other comprehensive income.

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

Fair Value of Financial Instruments

Our company’s financial instruments consists of cash, accounts payable and accrued liabilities, advances, due to related parties and convertible debt. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our company has cumulative net operating losses of $1,960,186  as of July 31, 2012, with an approximate deferred tax asset of $686,065  which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

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

Item 2.  Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on March 18, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on March 18, 2010)
3.3	Certificate of Amendment filed September 16, 2011 (incorporated by reference our Current Report on Form 8-K filed on September 21, 2011)
(10)	Material Contracts
10.1

Mining Property Acquisition Agreement between our company and Stephane LeBlanc and Glenn Griesbach dated August 23, 2011 (incorporated by reference to our Current Report on Form 8-K filed on August 31, 2011)

10.2

Mineral Property Acquisition Agreement between our company and Glenn Griesbach and 9248-7792 Quebec Inc. dated January 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 26, 2012)

10.3

Mineral Property Acquisition Agreement between our company and Glenn Griesbach and 9248-7792 Quebec Inc. dated February 6, 2012 (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2012)

10.4

Mineral Property Acquisition Agreement between our company and Glenn Griesbach and 9248-7792 Quebec Inc. dated February 6, 2012 (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2012)

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(21)	Subsidiaries of the Company
21.1	Toron Resources Inc., a wholly owned, federally incorporated, Canadian company,
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File
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

TORON, INC.
(Registrant)

Dated: September 19, 2012	/s/ MICHAEL WHITEHEAD
Michael Whitehead
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)