Form 10-Q
period 2012-10-31
TORON INC.
filed 2013-01-11
CIK 1484674

                                                                                                      UNITED STATES

                                                                             SECURITIES AND EXCHANGE COMMISSION

                                                                                                 Washington, D.C. 20549

                                                                                                             Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-165539
TORON, INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec				H3B 4W5
(Address of principal executive offices)				(Zip Code)
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
201,290,000 common shares issued and outstanding as of December 24, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended October 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

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

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited) October 31, 2012	January 31, 2012
ASSETS

Current Assets

Cash	$ –	$ 490
Deferred financing costs (refer to Note 6)	1,532	–

Total Assets	$ 1,532	$ 490

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	$ 27	$ –
Accounts payable and accrued liabilities	59,554	21,764
Advances (refer to Note 4)	232,625	125,000
Due to related parties (refer to Note 5)	23,790	29,034
Derivative liability	31,811	–
Convertible debt, less unamortized discount of $26,185 (refer to Note 6)	11,315	–

Total Liabilities	359,122	175,798

Stockholders’ Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value; 201,290,000 and 187,790,000 shares issued and outstanding at October 31, 2012 and January 31, 2011, respectively	201,290	187,790

Additional paid-in capital	1,457,360	54,610

Deficit accumulated during the development stage	(53,843)	(53,843)

Deficit accumulated during the exploration stage	(1,962,397)	(363,865)

Total Stockholders’ Deficit	(357,590)	(175,308)

Total Liabilities and Stockholders’ Deficit	$ 1,532	$ 490

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31,		For the nine months ended October 31,		From January 3, 2008 (Inception) to
	2012	2011	2012	2011	October 31, 2012

Operating Expenses

Consulting fees	$ 15,400	$ 11,712	$ 56,200	$ 11,712	$ 93,377
Professional fees	2,792	15,085	35,429	15,085	69,992
Transfer agent and filing fees	7,756	579	14,552	579	17,212
General and administrative	51	1,264	1,041	1,264	3,247
Foreign currency loss	60	–	405	–	864
Exploration costs	–	–	7,149	–	7,149
Impairment loss on mineral properties	–	103,000	1,438,750	103,000	1,725,550

Total Operating Expenses	26,059	131,640	1,553,526	131,640	1,917,391

Other Expenses
Loss on derivative liability	23,026	–	31,811	–	31,811
Accretion of discount on convertible debt	5,379	–	11,315	–	11,315
Amortization of deferred financing costs	834	–	968	–	968
Interest expense	756	–	912	–	912

Total Other Expenses	29,995	–	45,006	–	45,006

Loss From Continuing Operations	(56,054)	(131,640)	(1,598,532)	(131,640)	(1,962,397)

Loss from Discontinued Operations	–	–	–	(34,643)	(53,843)

Net Loss	$ (56,054)	$ (131,640)	$ (1,598,532)	$ (166,283)	$ (2,016,240)

Net Loss Per Share
Continuing Operations	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Discontinued Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted Average Shares Outstanding – Basic and Diluted	201,290,000	186,026,000	199,004,000	185,869,000

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended October 31,		From January 3, 2008 (Inception) to
	2012	2011	October 31, 2012

Cash Flows from Operating Activities

Net loss	$ (1,598,532)	$ (166,283)	$ (2,016,240)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset, related to discontinued operations	–	–	6,000
Impairment loss on mineral properties	1,438,750	103,000	1,725,550
Change in fair value of derivative liability	31,811	–	31,811
Amortization of deferred financing costs	968	–	968
Accretion of discount on convertible note	11,315	–	11,315

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	37,790	15,383	59,554

Net Cash Used in Operating Activities	(77,898)	(47,900)	(181,042)

Cash Flows from Investing Activities

Payments to acquire mineral properties	(60,000)	(40,000)	(160,000)
Acquisition of intangible asset	–	–	(6,000)

Net Cash Used in Investing Activities	(60,000)	(40,000)	(166,000)

Cash Flows from Financing Activities

Bank indebtedness	27	–	27
Deferred financing costs	(2,500)	–	(2,500)
Proceeds from advances	107,625	–	232,625
Proceeds from loan payable	–	40,000	–
Due to related parties	(5,244)	11,500	23,790
Proceeds from issuance of convertible debt	37,500	–	37,500
Proceeds from the issuance of common stock, related to discontinued operations	–	–	55,600

Net Cash Provided by Financing Activities	137,408	51,500	347,042

(Decrease) Increase in Cash	(490)	(36,400)	–

Cash - Beginning of Period	490	36,400	–

Cash - End of Period	$ –	$ –	$ –

Supplemental Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for mineral properties	$ 1,378,750	$ –	$ 1,565,550
Fair value of beneficial conversion option of convertible debt	$ 37,500	$ –	$ 37,500

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

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

The balance sheet as of October 31, 2012 and the statements of operations and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2012, the Company does not have any asset retirement obligations.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the nine months ended October  31, 2012  and 2011, the Company had no items that represent other comprehensive income.

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

Fair Value of Financial Instruments

The Company’s financial instruments consists of cash, bank indebtedness, accounts payable and accrued liabilities, advances, due to related parties and convertible debt. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net operating losses of $2,016,240  as of October 31, 2012, with an approximate deferred tax asset of $705,684  which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

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

NOTE 4  – ADVANCES

	October 31, 2012 $	January 31, 2012 $

Quarry Bay, unsecured, non-interest bearing and due on demand	117,625	75,000
Madison Capital, unsecured, non-interest bearing and due on demand	115,000	50,000

Total advances	232,625	125,000

NOTE 5  – RELATED PARTY TRANSACTIONS

As at October 31, 2012, the Company was indebted to the former President of the Company in the amount of $1,087 (January 31, 2012 - $20,000) for consulting fees and owes $1,103 (January 31, 2012 - $3,634) for an advance of working capital and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and due on demand.

As at October 31, 2012, the Company was indebted to a director of the Company in the amount of $21,600 (January 31, 2012 - $5,400) for consulting fees.  The amounts are unsecured, non-interest bearing and due on demand.

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

Pursuant to ASC 815, the Company has determined the embedded conversion option is a derivative liability. The Company valued this derivative liability at $48,553 using the Black-Scholes model. Accordingly, the Company has recorded a discount on the convertible note of $37,500, a derivative liability of $11,053, and a loss on derivative liability of $11,053. The discount on the convertible note is accreted over the term of the convertible note. The derivative liability was revalued at October 31, 2012 at $31,811, using the Black-Scholes model. Accordingly, a related loss on derivative liability of $31,811 was recorded in the statement of operations.

As at October 31, 2012, $11,315 of the debt discount had been accreted, increasing the carrying value of the convertible note to $11,315. The Company paid $2,500 of deferred finance costs relating to the issuance of the Note.  At October 31, 2012, the Company had recorded amortization of $968 and the remaining $1,532 will be charged to operation over the life of the note.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

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

On April 30, 2012, the Company determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $894,250. During the six  months ended October   31, 2012, the Company incurred exploration costs related to these claims of $7,149 for geologist fees related to a 43-101 report.

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

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

(Unaudited)

NOTE 8  – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2012  the Company had incurred accumulated losses since inception of $2,016,240. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

The results of discontinued operations are summarized as follows:

	Three months ended October 31,		Nine months ended October 31,		From January 3, 2008 (Inception) to
	2012	2011	2012	2011	October 31, 2012

Operating Expenses

General and administrative	–	–	–	34,643	47,843
Impairment loss on intangible asset	–	–	–	–	6,000

Total Operating Expenses	–	–	–	34,643	53,843

Net Loss from Discontinued Operations	–	–	–	(34,643)	(53,843)

NOTE 10  – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements. Subsequent to the fiscal period ended October 31, 2012, the Company did not have any material recognizable subsequent events.

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

Pursuant to the acquisition agreement, we agreed to pay to the vendor, in consideration of an undivided 100% interest in and to the Tiblemont Claims, an aggregate of 2,000,000 post-split common shares of our common stock at $0.10 per share and $100,000 in cash consideration to be paid in four installments.

We completed our obligations under the acquisition agreement by issuing an aggregate of 2,000,000 post-split shares of our common stock and paying $100,000.  Through the transfer of this consideration we closed the acquisition of the Tiblemont Claims.

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

Pursuant to the terms of the acquisition agreement, we have agreed to pay to Griesbach and 9248-7792 Quebec, in consideration of an undivided 100% interest in and to the 193 Quebec Claims, an aggregate of 8,500,000 shares of our common stock and $40,000 in cash consideration paid in two installments.  Our company has completed the issuance of all of the shares and payment of cash consideration to Griesbach and 9248-7792 Quebec with respect to the 193 Quebec Claims.

Griesbach and 9248-7792 Quebec agreed to transfer the 193 Quebec Claims, five days after receiving the full and final payment.  Our company will be responsible for all costs and administrative actions required to renew any of the 193 Quebec Claims indentified in the acquisition agreement.

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

140 Quebec Claims

Effective February 6, 2012, we entered into a mineral property acquisition agreement with Glenn Griesbach and 9248-7792 Quebec, whereby our company agreed to acquire from Griesbach and 9248-7792 Quebec an undivided 100% interest in and to an aggregate of 140 mineral claims located in the Province of Quebec, Canada (the “140 Quebec Claims”).

Pursuant to the terms of the acquisition agreement, we have agreed to pay to Griesbach and 9248-7792 Quebec, in consideration of an undivided 100% interest in and to the 140 Quebec Claims, an aggregate of 5,000,000 shares of our common stock and $20,000 in cash consideration, with the issuance and payment. Griesbach and 9248-7792 Quebec shall jointly retain a 2% net smelter royalty on the 140 Quebec Claims

Griesbach and 9248-7792 Quebec agreed to transfer the 140 Quebec Claims, five days after receiving the full and final payment.  Our company will be responsible for all costs and administrative actions required to renew any of the 140 Quebec Claims indentified in the acquisition agreement.

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

Results of Operations for the Three and Nine Months Ended October 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended October 31, 2012 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three and nine month periods ended October 31, 2012 and 2011 and from January 3, 2008 (date of inception) to October 31, 2012 are summarized as follows:

		Three Month Period Ended October 31,			Nine Month Period Ended October 31,				For the Period From January 3, 2008 (Inception) through October 31,
		2012		2011		2012		2011		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating expenses		$26,059		$131,640		$1,553,526		$131,640		$1,917,391
Loss on derivative liability		$23,026	$	Nil		$31,811	$	Nil		$31,811
Accretion of discount on convertible debt		$5,379	$	Nil		$11,315	$	Nil		$11,315
Amortization of deferred financing costs		$834	$	Nil		$968	$	Nil		$968
Interest expense		$756	$	Nil		$912	$	Nil		$912
Loss from discontinued operations	$	Nil	$	Nil	$	Nil		$34,643		$53,843
Net loss		$(56,054)		$(131,640)		$(1,598,532)		$(166,283)		$(2,016,240)

Our expenses decreased during the three month period ended October 31, 2012 compared to the same period in 2011 primarily as a result of decreases in operating expenses. Our expenses increased during the nine month period ended October 31, 2012 compared to the same period in 2011 primarily as a result of increased operating expenses, loss on derivative liability, accretion of discount on convertible debt, amortization of deferred financing costs and interest expense.

Revenues

We have had no operating revenues since our inception on January 3, 2008 through to October 31, 2012. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 3, 2008 to October 31, 2012 we have raised a total of $250,000 from private offerings of our common stock by way of a series of convertible debentures. For the period from January 3, 2008 (inception) to October 31, 2012 we incurred total expenses of $2,016,240.

Expenses

Our expenses for the three and nine months ended October 31, 2012 and 2011 and for the period from January 3, 2008 (inception) through October 31, 2012 are outlined in the table below:

		Three Month Period Ended October 31,			Nine Month Period Ended October 31,			For the Period From January 3, 2008 (Inception) through October 31,
		2012		2011	2012		2011	2012
Consulting fees		$15,400		$11,712	$56,200		$11,712	$93,377
Professional fees		$2,792		$15,085	$35,429		$15,085	$69,992
Transfer agent and filing fees		$7,756		$579	$14,552		$579	$17,212
General and administrative		$51		$1,264	$1,041		$1,264	$3,247
Foreign currency loss		$60	$	Nil	$405	$	Nil	$864
Exploration costs	$	Nil	$	Nil	$7,149	$	Nil	$7,149
Impairment loss on mineral properties	$	Nil		$103,000	$1,438,750		$103,000	$(1,725,550)

Our operating expenses decreased during the three month period ended October 31, 2012 compared to the same period in 2011 primarily as a result of decreases in professional fees, general and administrative expenses and impairment loss on mineral properties. Our operating expenses increased during the nine month period ended October 31, 2012 compared to the same period in 2011 primarily as a result of increased consulting fees, professional fees, transfer agent and filing fees, foreign currency loss, exploration costs and impairment loss on mineral properties.

Liquidity and Financial Condition

Working Capital

Working Capital	At October 31, 2012	At January 31, 2012
Current Assets	$1,532	$490
Current Liabilities	$359,122	$175,798
Working Capital (Deficit)	$(357,590)	$(175,308)

Cash Flows	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011
Net Cash (used in) provided by Operating Activities	$(77,898)	$(47,900)
Net Cash (used in) provided by Investing Activities	$(60,000)	$(40,000)
Net Cash (used in) provided by Financing Activities	$137,408	$51,500
Increase (Decrease) in Cash During the Period	$(490)	$(36,400)

The increase in our working capital deficit at October 31, 2012 from the period ended October 31, 2011 is reflective of the current state of our business development, primarily due to increases in accounts payable and accrued liabilities, advances, derivative liability and convertible debt and the increase in operating expenses associated with acquisition costs in connection with our ongoing development efforts.

As of October 31, 2012, our total assets were $1,532 and our total liabilities were $359,122 and we had a working capital deficit of $357,590. Our unaudited financial statements report a net loss of $56,040 for the three months ended October 31, 2012 compared to a net loss of $131,640 for the same period in 2011 and a net loss of $1,598,532 for the nine months ended October 31, 2012 compared to a net loss of $166,283 for the same period in 2011. We incurred and a net loss of $2,016,240 for the period from January 3, 2008 (inception) to October 31, 2012.

As of, October 31, 2012, we had cash on hand of $Nil. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended January 31, 2012, that there is substantial doubt that we will be able to continue as a going concern.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of October 31, 2012, our company has accumulated losses of $2,016,240 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Asset Retirement Obligations

Our company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2012, our company does not have any asset retirement obligations.

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the nine months ended October  31, 2012  and 2011, our company had no items that represent other comprehensive income.

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

Fair Value of Financial Instruments

Our company’s financial instruments consists of cash, bank indebtedness, accounts payable and accrued liabilities, advances, due to related parties and convertible debt. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our company has cumulative net operating losses of $2,016,240  as of October 31, 2012, with an approximate deferred tax asset of $705,684  which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

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

Item 2.  Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On November 1, 2012, we received the resignation of Michael Whitehead as president, chief executive officer, treasurer, chief financial officer and director of our company.  Mr. Whitehead’s resignation was not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

Concurrently with Mr. Whitehead’s resignation, we appointed Ramzan Savji, our secretary and director, as president, chief executive officer, treasurer and chief financial officer, effective November 1, 2012.

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

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(21)	Subsidiaries of the Registrant
21.1	Toron Resources Inc., a wholly owned, federally incorporated, Canadian company,
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File
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

TORON, INC.
(Registrant)

Dated: January 11, 2013	/s/ RAMZAN SAVJI
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)