Form 10-K
period 2013-01-31
TORON INC.
filed 2013-06-19
CIK 1484674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-165539

TORON, INC.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec	H3B 4W5
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(514) 448-1508

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable
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

Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2012 was $1,231,425 based on a $0.0075 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
249,290,000 common shares as of June 14, 2013.

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

193 Quebec Claims

Effective January 25, 2012, we entered into a mineral property acquisition agreement with Glenn Griesbach and 9248-7792 Quebec Inc. whereby we have agreed to acquire from Griesbach and 9248-7792 Quebec an undivided 100% interest in and to an aggregate of 193 mineral claims located in the Province of Quebec, Canada.

Pursuant to the terms of the acquisition agreement, we have agreed to pay to Griesbach and 9248-7792 Quebec, in consideration of an undivided 100% interest in and to the 193 Quebec Claims, an aggregate of 8,500,000 shares of our common stock and $40,000 in cash consideration payable in two installments.  Our company has completed the issuance of all of the shares and payment of cash consideration to Griesbach and 9248-7792 Quebec with respect to the 193 Quebec Claims.

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

140 Quebec Claims

Effective February 6, 2012, we entered into a mineral property acquisition agreement with Griesbach and 9248-7792 Quebec, whereby our company has agreed to acquire from Griesbach and 9248-7792 Quebec an undivided 100% interest in and to an aggregate of 140 mineral claims located in the Province of Quebec, Canada.

Pursuant to the terms of the acquisition agreement, we have agreed to pay to Griesbach and 9248-7792 Quebec, in consideration of an undivided 100% interest in and to the 140 Quebec Claims, an aggregate of 5,000,000 shares of our common stock and $20,000 in cash consideration, with the issuance and payment. Griesbach and 9248-7792 Quebec shall jointly retain a 2% net smelter royalty on the 140 Quebec Claims.

Griesbach and 9248-7792 Quebec agreed to transfer the 140 Quebec Claims, five days after receiving the full and final payment.  Our company will be responsible for all costs and administrative actions required to renew any of the 140 Quebec Claims indentified in the acquisition agreement.

On April 16, 2012, we completed our obligations under the acquisition agreement by issuing an aggregate of 5,000,000 shares of our common stock and paying $20,000.  Through the transfer of this consideration, we closed the acquisition of the140 Quebec Claims.

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

We have yet to establish any history of profitable operations. We have incurred net losses of $1,720,124 and $398,508 for the fiscal years ended January 31, 2013 and 2012, respectively. As a result, at January 31, 2013, we had an accumulated deficit of $2,137,832 and a total stockholders’ equity deficit of $492,652.  We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended January 31, 2013 and 2012, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 8 to our consolidated financial statements for the year ended January 31, 2013, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

Item 2.           Properties

We do not currently own or lease a dedicated executive office. We maintain a dedicated mailing address and telephone reception service located at 1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec, at a cost of approximately $250.00 per month.

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

Present Condition and Plan of Exploration

Though there is a significant amount of historical exploration on the Tiblemont Claims, none of the previous owners have established any substantial operations and no evidence of disturbances from exploration activities exists.  We plan to conduct exploration activities on the Tiblemont Claims in three separate phases as follows

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

The volcanic package is subdivided in two geological formations defined at a regional scale: Heva Formation and Landrienne Formation.  The Heva Formation which lies on the north batholith contact is constituted by lava flows and flow breccias, rhyolitic lava flows and pyrociastic layers of intermediate to felsic composition. The Landrienne Formation consists of basaltic flows and breccias, and rhyolitic lava flows. This entire volcanic package is intruded by narrow felsic (porphyry) and mafic (gabbro) dykes and sills. They are generally parallel to the WNW regional structural trend.

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

193 Quebec Claims

Effective January 25, 2012, we entered into a mineral property acquisition agreement with Glenn Griesbach and 9248-7792 Quebec Inc. whereby we have agreed to acquire from Griesbach and 9248-7792 Quebec an undivided 100% interest in and to an aggregate of 193 mineral claims located in the Province of Quebec, Canada.

Pursuant to the terms of the acquisition agreement, we have agreed to pay to Griesbach and 9248-7792 Quebec, in consideration of an undivided 100% interest in and to the 193 Quebec Claims, an aggregate of 8,500,000 shares of our common stock and $40,000 in cash consideration payable in two installments.  Our company has completed the issuance of all of the shares and payment of cash consideration to Griesbach and 9248-7792 Quebec with respect to the 193 Quebec Claims.

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

140 Quebec Claims

Effective February 6, 2012, we entered into a mineral property acquisition agreement with Griesbach and 9248-7792 Quebec, whereby our company has agreed to acquire from Griesbach and 9248-7792 Quebec an undivided 100% interest in and to an aggregate of 140 mineral claims located in the Province of Quebec, Canada.

Pursuant to the terms of the acquisition agreement, we have agreed to pay to Griesbach and 9248-7792 Quebec, in consideration of an undivided 100% interest in and to the 140 Quebec Claims, an aggregate of 5,000,000 shares of our common stock and $20,000 in cash consideration, with the issuance and payment. Griesbach and 9248-7792 Quebec shall jointly retain a 2% net smelter royalty on the 140 Quebec Claims.

Griesbach and 9248-7792 Quebec agreed to transfer the 140 Quebec Claims, five days after receiving the full and final payment.  Our company will be responsible for all costs and administrative actions required to renew any of the 140 Quebec Claims indentified in the acquisition agreement.

On April 16, 2012, we completed our obligations under the acquisition agreement by issuing an aggregate of 5,000,000 shares of our common stock and paying $20,000.  Through the transfer of this consideration, we closed the acquisition of the140 Quebec Claims.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
January 31, 2013	$0.004	$0.0011
October 31, 2012	$0.0073	$0.0025
July 31, 2012	$0.095	$0.008
April 30, 2012	$0.278	$0.0705
January 31, 2012	$0.185	$0.067
October 31, 2011	$4.00	$0.065
July 31, 2011	N/A(1)	N/A(1)
April 30, 2011	N/A(1)	N/A(1)
January 31, 2011	N/A(1)	N/A(1)

(1)     Our common stock was listed for quotation on May 6, 2011. Our first trade did not occur until August 23, 2011.

As of June 14, 2013, there were approximately 40 holders of record of our common stock. As of such date, 249,290,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2013.

On February 25, 2013, we issued 10,000,000 shares of common stock upon the conversion of $6,800 of the principal amount of the convertible note.  These shares were issued pursuant to an exemption from registration relying on Rule 144 of the Securities Act of 1933.

On March 8, 2013, we issued 8,000,000 shares of common stock upon the conversion of $5,600 of the principal amount of the convertible note.  These shares were issued pursuant to an exemption from registration relying on Rule 144 of the Securities Act of 1933.

On March 19, 2013, we  issued 10,000,000 shares of common stock upon the conversion of $7,000 of the principal amount of the convertible note. These shares were issued pursuant to an exemption from registration relying on Rule 144 of the Securities Act of 1933.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2013.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2013 and January 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

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

Results of Operations

For the Year Ended January 31, 2013 and 2012

		Year Ended
		January 31
		2013		2012
Revenue	$	Nil	$	Nil
Total Operating Expenses		$1,592,544		$363,865
Total Other Expenses		$127,580	$	Nil
Loss from Discontinued Operations	$	Nil		$34,643
Net Loss		$(1,720,124)		$(398,508)

Expenses

Our operating expenses for our years ended January 31, 2013 and 2012 are outlined in the table below:

	Year Ended
	January 31
	2013		2012
General and administrative	$146,645		$77,065
Exploration costs	$7,149	$	Nil
Impairment loss on mineral properties	$1,438,750		$286,800

Operating expenses for year ended January 31, 2013 increased by 80.06% as compared to the comparative period in 2012 primarily as a result of impairment loss on mineral properties.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital
		At	At	Percentage
		January 31,	January 31,	Increase/
		2013	2012	(Decrease)
Current Assets	$	Nil	$490	(100)%
Current Liabilities		$492,652	$175,798	64.31%
Working Capital (Deficit)		$(492,652)	$(175,308)	64.15%

Cash Flows
	Year Ended	Year Ended
	January 31,	January 31,
	2013	2012
Net Cash used in Operating Activities	$(107,886)	$(89,944)
Net Cash used in Investing Activities	$(60,000)	$(100,000)
Net Cash Provided by Financing Activities	$167,396	$154,034
Decrease in Cash During the Period	$(490)	$(35,910)

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

Going Concern

We have not generated any revenues and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Asset Retirement Obligations

Our company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2013, our company does not have any asset retirement obligations.

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years  ended January  31, 2013  and 2012, our company had no items that represent other comprehensive income.

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net operating losses of $2,016,034  as of January 31, 2013, with an approximate deferred tax asset of $705,612  which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

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

Item 8.           Financial Statements and Supplementary Data

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013

                                                                                                                                                                                                     Index

Report of Independent Registered Public Accounting Firm................................................................................................ F–1

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
Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Toron, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Toron, Inc. (An Exploration Stage Company) (the Company) as of January 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2013, and the period from January 3, 2008 (date of inception) to January 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toron, Inc. (An Exploration Stage Company) as of January 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2013, and for the period January 3, 2008 (date of inception) to January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah

June 17, 2013

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	January 31, 2013	January 31, 2012
ASSETS

Current Assets

Cash	$ –	$ 490

Total Assets	$ –	$ 490

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 73,454	$ 21,764
Advances	242,625	125,000
Due to related parties	41,305	29,034
Derivative liability	86,518	–
Convertible debt	48,750	–

Total Liabilities	492,652	175,798

Stockholders’ Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value; 211,290,000 and 187,790,000 shares issued and outstanding at January 31, 2013 and 2012, respectively	211,290	187,790

Additional paid-in capital	1,433,890	54,610

Deficit accumulated during the development stage	(53,843)	(53,843)

Deficit accumulated during the exploration stage	(2,083,989)	(363,865)

Total Stockholders’ Deficit	(492,652)	(175,308)

Total Liabilities and Stockholders’ Deficit	$ –	$ 490

The accompanying notes are an integral part of these consolidated financial statements.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,		From January 3, 2008 (Inception) to January 31, 2013
	2013	2012

Operating Expenses

General and administrative	146,645	77,065	223,710
Exploration costs	7,149	–	7,149
Impairment loss on mineral properties	1,438,750	286,800	1,725,550

Total Operating Expenses	1,592,544	363,865	1,956,409

Other Expenses
Loss on derivative liability	54,495	–	54,495
Accretion of discount on convertible debt	37,500	–	37,500
Interest expense	35,585	–	35,585

Total Other Expenses	127,580	–	127,580

Loss From Continuing Operations	(1,720,124)	(363,865)	(2,083,989)

Loss from Discontinued Operations	–	(34,643)	(53,843)

Net Loss	$ (1,720,124)	$ (398,508)	$ (2,137,832)

Net Loss Per Share
Continuing Operations	$ (0.01)	$ (0.00)
Discontinued Operations	$ (0.00)	$ (0.00)
Net Loss Per Share – Basic and Diluted	$ (0.01)	$ (0.00)

Weighted Average Shares Outstanding – Basic and Diluted	199,824,000	186,230,000

The accompanying notes are an integral part of these consolidated financial statements.

TORON, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Deficit Accumulated During the Development Stage	Total

Balance – January 3, 2008 (Date of Inception)	–	$ –	$ –	$ –	$ –	$ –

Net loss for the period	–	–	–	–	–	–

Balance – January 31, 2008	–	$ –	$ –	$ –	$ –	$ –

Net loss for the year	–	–	–	–	–	–

Balance – January 31, 2009	–	$ –	$ –	$ –	$ –	$ –

Net loss for the year	–	–	–	–	(8,897)	(8,897)

Balance – January 31, 2010	–	$ –	$ –	$ –	$ (8,897)	$ (8,897)

Issuance of restricted common stock	99,000,000	99,000	(96,000)	–	–	3,000

Issuance of common stock	86,790,000	86,790	(34,190)	–	–	52,600

Net loss for the year	–	–	–	–	(10,303)	(10,303)

Balance – January 31, 2011	185,790,000	$ 185,790	$ (130,190)	$ –	$ (19,200)	$ 36,400

Shares issued for property	2,000,000	2,000	184,800	–	–	186,800

Net loss for the year	–	–	–	(363,865)	(34,643)	(398,508)

Balance – January 31, 2012	187,790,000	$ 187,790	$ 54,610	$ (363,865)	$ (53,843)	$ (175,308)

Shares issued for property	13,500,000	13,500	1,365,250	–	–	1,378,750

Shares issued upon conversion of convertible note	10,000,000	10,000	14,030	–	–	24,030

Net loss for the year	–	–	–	(1,720,124)	–	(1,720,124)

Balance – January 31, 2013	211,290,000	$ 211,290	$ 1,433,890	$ (2,083,989)	$ (53,843)	$ (492,652)

The accompanying notes are an integral part of these consolidated financial statements.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended January 31,		From January 3, 2008 (Inception) to January 31, 2013
	2013	2012

Cash Flows from Operating Activities

Net loss	$ (1,720,124)	$ (398,508)	$ (2,137,832)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset, related to discontinued operations	–	–	6,000
Impairment loss on mineral properties	1,438,750	286,800	1,725,550
Change in fair value of derivative liability	54,495	–	54,495
Accretion of discount on convertible note	37,500	–	37,500
Interest on convertible note	29,803	–	29,803

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	51,690	21,764	73,454

Net Cash Used in Operating Activities	(107,886)	(89,944)	(211,030)

Cash Flows from Investing Activities

Payments to acquire mineral properties	(60,000)	(100,000)	(160,000)
Acquisition of intangible asset	–	–	(6,000)

Net Cash Used in Investing Activities	(60,000)	(100,000)	(166,000)

Cash Flows from Financing Activities

Proceeds from advances	117,625	125,000	242,625
Due to related parties	12,271	29,034	41,305
Proceeds from issuance of convertible debt	37,500	–	37,500
Proceeds from the issuance of common stock, related to discontinued operations	–	–	55,600

Net Cash Provided by Financing Activities	167,396	154,034	377,030

Decrease in Cash	(490)	(35,910)	–

Cash - Beginning of Period	490	36,400	–

Cash - End of Period	$ –	$ 490	$ –

Supplemental Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for mineral properties	$ 1,378,750	$ 186,800	$ 1,565,550
Common stock issued upon conversion of convertible note	$ 7,500	$ –	$ 7,500

The accompanying notes are an integral part of these consolidated financial statements.

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013

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

Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2013, the Company does not have any asset retirement obligations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013

Mineral property acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years  ended January 31, 2013 and 2012, the Company had no items that represent other comprehensive income.

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

Fair Value of Financial Instruments

The Company’s financial instruments consists of cash, accounts payable and accrued liabilities, advances, due to related parties, derivative liability and convertible debt. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net operating losses of $2,016,034  as of January 31, 2013, with an approximate deferred tax asset of $705,612  which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013

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

On January 22, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $7,500 of the convertible note as described in Note 6.

NOTE 4  – ADVANCES

	January 31, 2013 $	January 31, 2012 $

Quarry Bay, unsecured, non-interest bearing and due on demand	42,625	75,000
Madison Capital, unsecured, non-interest bearing and due on demand	200,000	50,000

Total advances	242,625	125,000

NOTE 5  – RELATED PARTY TRANSACTIONS

As at January 31, 2013, the Company was indebted to the former President of the Company in the amount of $15,000 (2012 – $20,000) for consulting fees and owes $1,105 (2012 - $3,634) for an advance of working capital and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and due on demand.

As at January 31, 2013, the Company was indebted to a director of the Company in the amount of $25,200 (2012 - $5,400) for consulting fees.  The amounts are unsecured, non-interest bearing and due on demand.

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company initially valued this derivative liability at $48,553 (with subsequent remeasurements as identified below) using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.07% to 0.19%; Dividend rate of 0%; and, historical volatility rates ranging from 205% to 449%. Accordingly, the Company has recorded a discount on the convertible note of $37,500, a derivative liability of $48,553, and interest expense of $11,053. The discount on the convertible note is accreted over the term of the convertible note.

On December 24, 2012, the Company failed to comply with the reporting requirement of the Exchange Act.  Pursuant to the agreement, the Note became immediately due and payable and the Company shall pay an amount equal to 150% times the sum of (a) the then outstanding principal amount plus (b) accrued and unpaid interest on the unpaid principal amount plus (c) default interest.  As a result, the new principal amount was increased from $37,500 to $56,250 and the Company recorded a penalty of $18,750 as interest expense in the statement of operations.  During the year ended January 31, 2013, the Company recorded discount accretion of $37,500.

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013

On January 22, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of the principal amount of $7,500. During February and March, 2013, the Company issued a further 28,000,000 share of common stock upon the conversion of the principal amount of $19,400. Refer to Note 11.  The derivative liability at January 22, 2013 was $123,974 and $16,530 was reclassified to additional paid-in capital upon conversion of the principal amount of $7,500. The fair value of the derivative liability at January 22, 2013 was determined using the Black-Scholes model.  On January 31, 2013, the fair value of the derivative liability was revalued at $86,518, using the Black-Scholes model.  Accordingly, during the year ended January 31, 2013, a loss of $54,495 was recognized on the change in fair value of the derivative liability.

The Company paid $2,500 of deferred finance costs relating to the issuance of the Note.  At January 31, 2013, the Company had recorded amortization of $2,500.

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

On April 30, 2012, the Company determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $894,250. During the year  ended January 31, 2013, the Company incurred exploration costs related to these claims of $7,149 for geologist fees related to a 43-101 report.

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

NOTE 8  – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2013 the Company had incurred accumulated losses since inception of $2,137,832. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

The results of discontinued operations are summarized as follows:

	Year ended		From January 3,

	January 31,		2008 (Inception) to
	2013	2012	January 31, 2013

Operating Expenses

General and administrative	–	34,643	47,843
Impairment loss on intangible asset	–	–	6,000

Total Operating Expenses	–	34,643	53,843

Net Loss from Discontinued Operations	–	(34,643)	(53,843)

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013

NOTE 10 – INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31, 2013 $	January 31, 2012 $

Net loss	1,720,124	398,508

Income tax rate	35%	35%

Expected income tax benefit	(602,043)	(139,478)

Permanent differences	42,630	–

Valuation allowance change	559,413	139,478

Provision for income taxes	–	–

The significant components of deferred income tax assets at January 31, 2013 and 2012 are as follows:

	January 31, 2013 $	January 31, 2012 $

Net operating loss carryforward	705,612	146,198

Valuation allowance	(705,612)	(146,198)

Net deferred income tax asset	–	–

The Company has net operating loss carryforwards of approximately $2,016,034  available to offset taxable income in future years which expire beginning in fiscal 2028. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

NOTE 11  – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. Subsequent to the fiscal year  ended January 31, 2013, the Company did not have any material recognizable subsequent events except the following:

a)       On February 25, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $6,800 of the principal amount of the convertible note as described in Note 6.

b)       On March 8, 2013, the Company issued 8,000,000 shares of common stock upon the conversion of $5,600 of the principal amount of the convertible note as described in Note 6.

c)       On March 19, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $7,000 of the principal amount of the convertible note as described in Note 6.

Item 9.           Changes and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.        Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2013, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We did not maintain appropriate financial reporting controls – As of January 31, 2013, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2013, our company did not have sufficient financial reporting controls with respect to timely financial reporting and adequate segregation of duties. Subsequent to January 31, 2013, our company has obtained the necessary assistance to ensure that the timely financial reporting issues can be performed on a timely basis.

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

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Madsen & Associates CPA’s Inc., our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2012 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended January 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ramzan Savji	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	63	October 25, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ramzan Savji - President, Chief Executive Officer, Chief Financial Officer, Treasurer,Secretary and Director

Mr. Savji has been the vice president, secretary and director of our company since October 25, 2011 and was appointed as president, chief executive officer, chief financial officer, treasurer effective November 1, 2012.

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

Committees of the Board

All proceedings of our sole director were conducted by resolutions consented to in writing by the director and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have any written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our sole director.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The sole director believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees.  Our director assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report.

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

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)     our principal executive officer;

(b)     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2013 and 2012; and

(c)     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ramzan Savji (1) President, CEO, CFO Secretary, Treasurer and Director	2013 2012	21,600 21,600	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	21,600 21,600
Michael Whitehead (2) Former President, CEO, CFO and Director	2013 2012	Nil 45,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 45,000
Ljubisa Vujovic (3) Former CEO, CFO, President and Director	2013 2012	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Tatiana Dujkovic-Krivokapic (4) Former Secretary and Treasurer	2013 2012	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)                 Mr. Savji was appointed as a director and appointed as vice president and secretary on October 25, 2011 and as president, chief executive officer, chief financial officer, secretary, treasurer and director on November 1, 2012;

(2)                 Mr. Whitehead resigned as president, chief executive officer, chief financial officer and director on November 1, 2012.

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

Stock Options/SAR Grants

During our fiscal year ended January 31, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2013.

Option Exercises

During our fiscal year ended January 31, 2013 there were no options exercised by our named officers.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 14, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ramzan Savji (2) P.O. Box 45591-00100 Nairobi, Kenya	Common	15,500,000	6.22%
Directors and Officers as a group	Common	15,500,000	6.22%
BNP Paribas Securities Corp. 555 Croton Rd. King of Prussia, PA 19406	Common	14,230,947	5.71%

(1)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 14, 2013. As of June 14, 2013, there were 249,290,000 shares of our company’s common stock issued and outstanding.

(2)     Ramzan Savji is a director and also acts as our president, chief executive officer, chief financial officer, secretary and treasurer.

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

Item 13.         Certain Relationships and Related Transactions and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Ramzan Savji. We have determined that our sole director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2013 and for the fiscal year ended January 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2013 $	January 31, 2012 $
Audit Fees	$16,500	$10,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$16,500	$10,000

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

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(21)	Subsidiaries of the Company
21.1	Toron Resources Inc. a wholly owned, federally incorporated, Canadian company,
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101	Interactive Data Files
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

TORON, INC.
(Registrant)

Dated: June 19, 2013	By:	/s/ Ramzan Savji
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

Dated: June 19, 2013	By:	/s/ Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)