Form 10-Q
period 2013-04-30
TORON INC.
filed 2013-08-08
CIK 1484674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-165539
TORON, INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec				H3B 4W5
(Address of principal executive offices)				(Zip Code)
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
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
249,290,000 common shares issued and outstanding as of August 7, 2013.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                                     3

Item 1.       Financial Statements                                                                                                                                             3

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                                                 5

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                                                       13

Item 4.       Controls and Procedures                                                                                                                                      13

PART II – OTHER INFORMATION                                                                                                                                         14

Item 1.       Legal Proceedings                                                                                                                                               14

Item 1A.    Risk Factors                                                                                                                                                      14

Item 2.       Unregistered Sales of Equity Securities                                                                                                                   14

Item 3.       Defaults Upon Senior Securities                                                                                                                            14

Item 4.       Mine Safety Disclosures                                                                                                                                      14

Item 5.       Other Information                                                                                                                                               14

Item 6.       Exhibits                                                                                                                                                             15

SIGNATURES                                                                                                                                                                     16

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited condensed consolidated interim financial statements for the three month period ended April 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

(Unaudited)

                                                                                                                                                                                                     Index

Condensed Consolidated Balance Sheets.............................................................................................................................. F–1

Condensed Consolidated Statements of Operations............................................................................................................ F–2

Condensed Consolidated Statements of Cash Flows........................................................................................................... F–3

Notes to the Condensed Consolidated Financial Statements............................................................................................. F–4

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) April 30, 2013	January 31, 2013
ASSETS

Total Assets	$ –	$ –

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 78,665	$ 73,454
Advances	242,625	242,625
Due to related parties	46,694	41,305
Derivative liability	38,379	86,518
Convertible debt	24,050	48,750

Total Liabilities	430,413	492,652

Stockholders’ Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value; 249,290,000 and 211,290,000 shares issued and outstanding at April 30, 2013 and January 31, 2013, respectively	249,290	211,290

Additional paid-in capital	1,459,962	1,433,890

Deficit accumulated during the development stage	(53,843)	(53,843)

Deficit accumulated during the exploration stage	(2,085,822)	(2,083,989)

Total Stockholders’ Deficit	(430,413)	(492,652)

Total Liabilities and Stockholders’ Deficit	$ –	$ –

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		From January 3,

	April 30,		2008 (Inception) to
	2013	2012	April 30, 2013

Operating Expenses

General and administrative	8,712	34,060	232,422
Exploration costs	–	–	7,149
Impairment loss on mineral properties	–	1,438,750	1,725,550

Total Operating Expenses	8,712	1,472,810	1,965,121

Other (Income) Expenses
(Gain) loss on derivative liability	(8,767)	–	45,728
Accretion of discount on convertible debt	–	–	37,500
Amortization of deferred financing costs	–	–	2,500
Interest expense	1,888	–	34,973

Total Other (Income) Expenses	(6,879)	–	120,701

Loss From Continuing Operations	(1,833)	(1,472,810)	(2,085,822)

Loss from Discontinued Operations	–	–	(53,843)

Net Loss	$ (1,833)	$ (1,472,810)	$ (2,139,665)

Net Loss Per Share
Continuing Operations	$ (0.00)	$ (0.01)
Discontinued Operations	$ (0.00)	$ (0.00)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding – Basic and Diluted	231,784,000	194,329,000

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended		From January 3,

	April 30,		2008 (Inception) to
	2013	2012	April 30, 2013

Cash Flows from Operating Activities

Net loss	$ (1,833)	$ (1,472,810)	$ (2,139,665)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset, related to discontinued operations	–	–	6,000
Impairment loss on mineral properties	–	1,438,750	1,725,550
Change in fair value of derivative liability	(8,767)	–	45,728
Amortization of deferred financing costs	–	–	2,500
Accretion of discount on convertible note	–	–	37,500
Interest on convertible note	–	–	29,803

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,211	4,935	78,665

Net Cash Used in Operating Activities	(5,389)	(29,125)	(213,919)

Cash Flows from Investing Activities

Payments to acquire mineral properties	–	(60,000)	(160,000)
Acquisition of intangible asset	–	–	(6,000)

Net Cash Used in Investing Activities	–	(60,000)	(166,000)

Cash Flows from Financing Activities

Deferred financing costs	–	–	(2,500)
Proceeds from advances	–	97,625	242,625
Due to related parties	5,389	(5,000)	46,694
Proceeds from issuance of convertible debt	–	–	37,500
Proceeds from the issuance of common stock, related to discontinued operations	–	–	55,600

Net Cash Provided by Financing Activities	5,389	92,625	379,919

Increase in Cash	–	3,500	–

Cash - Beginning of Period	–	490	–

Cash - End of Period	$ –	$ 3,990	$ –

Supplemental Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for mineral properties	$ –	$ 1,378,750	$ 1,565,550
Common stock issued upon conversion of convertible note	$ 24,700	$ –	$ 32,200

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
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

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company. Refer to Note 8  for factors affecting the Company’s ability to continue as a going concern.

The balance sheet as of April 30, 2013 and the statements of operations and cash flows for the period presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2013, the Company does not have any asset retirement obligations.

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the three months ended April 30, 2013 and 2012, the Company had no items that represent other comprehensive income.

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

Fair Value of Financial Instruments

The Company’s financial instruments consists of accounts payable and accrued liabilities, advances, due to related parties, derivative liability and convertible debt. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

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

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation

NOTE 3 – STOCKHOLDERS’ EQUITY

On February 25, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $6,800 of the convertible note as described in Note 6.

On March 8, 2013, the Company issued 8,000,000 shares of common stock upon the conversion of $5,600 of the convertible note as described in Note 6.

On March 19, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $7,000 of the convertible note as described in Note 6.

On March 27, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $5,300 of the convertible note as described in Note 6.

NOTE 4  – ADVANCES

	April 30, 2013 $	January 31, 2013 $

Quarry Bay, unsecured, non-interest bearing and due on demand	42,625	42,625
Madison Capital, unsecured, non-interest bearing and due on demand	200,000	200,000

Total advances	242,625	242,625

NOTE 5  – RELATED PARTY TRANSACTIONS

As at April 30, 2013, the Company was indebted to the former President of the Company in the amount of $15,000 (January 31, 2013 - $15,000) for consulting fees and owes $1,094 (January 31, 2013 - $1,105) to the former President of the Company for an advance of working capital and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and due on demand.

As at April 30, 2013, the Company was indebted to a director of the Company in the amount of $30,600 (January 31, 2013 - $25,200) for consulting fees.  The amounts are unsecured, non-interest bearing and due on demand.

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company initially valued this derivative liability at $48,553 (with subsequent remeasurements as identified below) using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.05% to 0.19%; Dividend rate of 0%; and, historical volatility rates ranging from 205% to 467%. Accordingly, the Company has recorded a discount on the convertible note of $37,500, a derivative liability of $48,553, and interest expense of $11,053. The discount on the convertible note is accreted over the term of the convertible note.

On December 24, 2012, the Company failed to comply with the reporting requirement of the Exchange Act.  Pursuant to the agreement, the Note became immediately due and payable and the Company shall pay an amount equal to 150% times the sum of (a) the then outstanding principal amount plus (b) accrued and unpaid interest on the unpaid principal amount plus (c) default interest.  As a result, the new principal amount was increased from $37,500 to $56,250 and the Company recorded a penalty of $18,750 as interest expense in the statement of operations.  During the year ended January 31, 2013, the Company recorded accretion of $37,500.

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

On February 25, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of principal amount of $6,800.  The derivative liability at February 25, 2013 was $69,233 and $9,657 was reclassified to additional paid-in-capital upon conversion of the principal amount of $6,800.  The fair value of the derivative liability at February 25, 2013 was determined using the Black-Scholes model.

On March 8, 2013, the Company issued 8,000,000 shares of common stock upon the conversion of principal amount of $5,600.  The derivative liability at March 8, 2013 was $76,838 and $10,257 was reclassified to additional paid-in-capital upon conversion of the principal amount of $5,600.  The fair value of the derivative liability at March 8, 2013 was determined using the Black-Scholes model.

On March 19, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of principal amount of $7,000.  The derivative liability at March 19, 2013 was $46,189 and $8,895 was reclassified to additional paid-in-capital upon conversion of the principal amount of $7,000.  The fair value of the derivative liability at March 19, 2013 was determined using the Black-Scholes model.

On March 27, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of principal amount of $5,300.  The derivative liability at March 27, 2013 was $58,498 and $10,563 was reclassified to additional paid-in-capital upon conversion of the principal amount of $5,300.  The fair value of the derivative liability at March 27, 2013 was determined using the Black-Scholes model.

On April 30, 2013, the fair value of the derivative liability was revalued at $38,379, using the Black-Scholes model.  Accordingly, during the three months ended April 30, 2013, a gain of $8,767 was recognized on the change in fair value of the derivative liability.

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
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

TORON, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

NOTE 8  – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2013 the Company had incurred accumulated losses since inception of $2,139,665. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

The results of discontinued operations are summarized as follows:

	Three months ended		From January 3,

	April 30,		2008 (Inception) to
	2013	2012	April 30, 2013

Operating Expenses

General and administrative	–	–	47,843
Impairment loss on intangible asset	–	–	6,000

Total Operating Expenses	–	–	53,843

Net Loss from Discontinued Operations	–	–	(53,843)

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

On July 12, 2012, we entered into a convertible promissory note agreement for $37,500. The note bears interest at 8% per annum, and the principal amount and any interest thereon are due on April 16, 2013. Any principal or interest not paid when due, shall bear interest at 22% per annum. Pursuant to the agreement, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 55% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.

On December 24, 2012, our company failed to comply with the reporting requirement of the Exchange Act.  Pursuant to the agreement, the note became immediately due and payable and our company shall pay an amount equal to 150% times the sum of (a) the then outstanding principal amount plus (b) accrued and unpaid interest on the unpaid principal amount plus (c) default interest.  As a result, the new principal amount was increased from $37,500 to $56,250 and our company recorded a penalty of $18,750 as interest expense in the statement of operations.  During the year ended January 31, 2013, our company recorded discount accretion of $37,500.

Results of Operations for the Three Months Ended April 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the quarter ended April 30, 2013 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three periods ended April 30, 2013 and 2012 and from January 3, 2008 (date of inception) to April 30, 2013 are summarized as follows:

		Three Month Period Ended April 30,			For the Period From January 3, 2008 (Inception) through April,
		2013		2012		2013
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$8,712		$1,472,810		$1.965,121
Other expenses:
Gain on derivative liability		$(8,767)	$	Nil		$45,728
Accretion of discount on convertible debt	$	Nil	$	Nil		$37,500
Amortization of deferred financing costs	$	Nil	$	Nil		$2,500
Interest expense		$1,888	$	Nil		$34,973
Loss from continuing operations		$1,833		$1,472,810		$2,085,822
Loss from discontinued operations	$	Nil	$	Nil		$53,843
Net loss		$(1,833)		$(1,472,810)		$(2,139,665)

Our expenses decreased during the three month period ended April 30, 2013 compared to the same period in 2012 primarily as a result of loss from continuing operations.

Revenues

We have had no operating revenues since our inception on January 3, 2008 through to April 30, 2013. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 3, 2008 to April 30, 2013 we have raised a total of $37,500 from private offerings of our common stock by way of a series of convertible debentures. For the period from January 3, 2008 (inception) to April 30, 2013 we incurred total expenses of $2,139,665.

Expenses

Our expenses for the three months ended April 30, 2013 and 2012 and for the period from January 3, 2008 (inception) through April 30, 2013 are outlined in the table below:

		Three Month Period Ended April 30,			For the Period From January 3, 2008 (Inception) through April 30,
		2013		2012	2013
General and administrative		$8,712		$34,060	$232,422
Exploration costs	$	Nil	$	Nil	$7,149
Impairment loss on mineral properties	$	Nil		$1,438,750	$1,965,121

Our operating expenses decreased during the three month period ended April 30, 2013 compared to the same period in 2012 primarily as a result of decreases in general and administrative expenses and impairment loss on mineral properties.

Liquidity and Financial Condition

Working Capital

Working Capital		At April 30, 2013		At January 31, 2013
Current Assets	$	Nil	$	Nil
Current Liabilities		$430,413		$492,652
Working Capital (Deficit)		$(430,413)		$(492,652)

Cash Flows		Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Net Cash (used in) provided by Operating Activities		$(5,389)	$(29,125)
Net Cash (used in) provided by Investing Activities	$	Nil	$(60,000)
Net Cash (used in) provided by Financing Activities		$5,389	$92,625
Increase (Decrease) in Cash During the Period	$	Nil	$3,500

The decrease in our working capital deficit at April 30, 2013 from the period ended April 30, 2012 is reflective of the current state of our business development, primarily due to decreases in impairment loss on mineral properties and change in fair value of derivative liability offset by an increase in accounts payable and accrued liabilities.

As of April 30, 2013, our total assets were $Nil and our total liabilities were $430,413 and we had a working capital deficit of $430,413. Our unaudited financial statements report a net loss of $1,833 for the three months ended April 30, 2013 compared to a net loss of $1,472,810 for the same period in 2012. We incurred and a net loss of $2,139,665 for the period from January 3, 2008 (inception) to April 30, 2013.

As of, April 30, 2013, we had cash on hand of $Nil. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended January 31, 2013, that there is substantial doubt that we will be able to continue as a going concern.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of April 30, 2013, our company has accumulated losses of $2,139,665 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Asset Retirement Obligations

Our company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2013, our company does not have any asset retirement obligations.

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the nine months ended April 30, 2013 and 2012, our company had no items that represent other comprehensive income.

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our company has cumulative net operating losses of $2,026,634  as of April 30, 2013, with an approximate deferred tax asset of $709,322  which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

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

Item 2.           Unregistered Sales of Equity Securities

On March 8, 2013, we issued 8,000,000 shares of common stock upon the conversion of principal amount of $5,600. The securities were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the purchaser represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

On March 19, 2013, we issued 10,000,000 shares of common stock upon the conversion of principal amount of $7,000.  The securities were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the purchaser represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

On March 27, 2013, we issued 10,000,000 shares of common stock upon the conversion of principal amount of $5,300.   The securities were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the purchaser represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

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

TORON, INC.
(Registrant)

Dated: August 8, 2013	/s/ Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)