Form 10-Q
period 2013-07-31
TORON INC.
filed 2013-09-19
CIK 1484674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			July 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-165539
TORON, INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec				H3B 4W5
(Address of principal executive offices)				(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
273,995,159 common shares issued and outstanding as of September 18, 2013.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                                     3

Item 1.       Financial Statements                                                                                                                                             3

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                                                 5

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                                                       13

Item 4.       Controls and Procedures                                                                                                                                      13

PART II – OTHER INFORMATION                                                                                                                                         14

Item 1.       Legal Proceedings                                                                                                                                               14

Item 1A.    Risk Factors                                                                                                                                                      14

Item 2.       Unregistered Sales of Equity Securities                                                                                                                   14

Item 3.       Defaults Upon Senior Securities                                                                                                                            14

Item 4.       Mine Safety Disclosures                                                                                                                                      14

Item 5.       Other Information                                                                                                                                               14

Item 6.       Exhibits                                                                                                                                                             14

SIGNATURES                                                                                                                                                                     16

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited condensed consolidated interim financial statements for the three and six month periods ended July 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

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

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 31,	January 31,
	2013	2013
ASSETS

Current Assets

Cash	$ 2,000	$ –

Total Assets	$ 2,000	$ –

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 91,990	$ 73,454
Advances	259,255	242,625
Due to related parties	52,073	41,305
Derivative liability	28,990	86,518
Convertible debt	24,050	48,750

Total Liabilities	456,358	492,652

Stockholders’ Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value; 249,290,000 and 211,290,000 shares issued and outstanding at July 31, 2013 and January 31, 2013, respectively	249,290	211,290

Additional paid-in capital	1,459,962	1,433,890

Deficit accumulated during the development stage	(53,843)	(53,843)

Deficit accumulated during the exploration stage	(2,109,767)	(2,083,989)

Total Stockholders’ Deficit	(454,358)	(492,652)

Total Liabilities and Stockholders’ Deficit	$ 2,000	$ –

The accompanying notes are an integral part of these condensed consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended		From January 3,
	July 31,		July 31,		2008 (Inception) to
	2013	2012	2013	2012	July 31, 2013

Operating Expenses

General and administrative	$ 32,000	$ 47,508	$ 40,712	$ 81,568	$ 264,422
Exploration costs	–	7,149	–	7,149	7,149
Impairment loss on mineral properties	–	–	–	1,438,750	1,725,550

Total Operating Expenses	32,000	54,657	40,712	1,527,467	1,997,121

Other (Income) Expenses
(Gain) loss on derivative liability	(9,389)	8,785	(18,156)	8,785	36,339
Accretion of discount on convertible debt	–	5,936	–	5,936	37,500
Amortization of deferred financing costs	–	134	–	134	2,500
Interest expense	1,334	156	3,222	156	36,307

Total Other (Income) Expenses	(8,055)	15,011	(14,934)	15,011	112,646

Loss From Continuing Operations	(23,945)	(69,668)	(25,778)	(1,542,478)	(2,109,767)

Loss from Discontinued Operations	–	–	–	–	(53,843)

Net Loss	$ (23,945)	$ (69,668)	$ (25,778)	$ (1,542,478)	$ (2,163,610)

Net Loss Per Share
Continuing Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Discontinued Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding – Basic and Diluted	249,290,000	201,290,000	240,682,000	197,848,000

The accompanying notes are an integral part of these condensed consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended		From January 3,
	July 31,		2008 (Inception) to
	2013	2012	July 31, 2013

Cash Flows from Operating Activities

Net loss	$ (25,778)	$ (1,542,478)	$ (2,163,610)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset, related to discontinued operations	–	–	6,000
Impairment loss on mineral properties	–	1,438,750	1,725,550
Change in fair value of derivative liability	(18,156)	8,785	36,339
Amortization of deferred financing costs	–	134	2,500
Accretion of discount on convertible note	–	5,936	37,500
Interest on convertible note	–	–	29,803

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,536	27,850	91,990

Net Cash Used in Operating Activities	(25,398)	(61,023)	(233,928)

Cash Flows from Investing Activities

Payments to acquire mineral properties	–	(60,000)	(160,000)
Acquisition of intangible asset	–	–	(6,000)

Net Cash Used in Investing Activities	–	(60,000)	(166,000)

Cash Flows from Financing Activities

Deferred financing costs	–	(2,500)	(2,500)
Proceeds from advances	16,630	107,625	259,255
Due to related parties	10,768	(16,726)	52,073
Proceeds from issuance of convertible debt	–	37,500	37,500
Proceeds from the issuance of common stock, related to discontinued operations	–	–	55,600

Net Cash Provided by Financing Activities	27,398	125,899	401,928

Increase in Cash	2,000	4,876	2,000

Cash - Beginning of Period	–	490	–

Cash - End of Period	$ 2,000	$ 5,366	$ 2,000

Supplemental Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for mineral properties	$ –	$ 1,378,750	$ 1,565,550
Common stock issued upon conversion of convertible note	$ 24,700	$ –	$ 32,200

The accompanying notes are an integral part of these condensed consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

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

The balance sheet as of July 31, 2013 and the statements of operations and cash flows for the period presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2013, the Company does not have any asset retirement obligations.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the six months ended July 31, 2013 and 2012, the Company had no items that represent other comprehensive income.

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

July 31, 2013

(Unaudited)

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

On March 19, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $7,000 of the convertible note as described in Note 6.

On March 27, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $5,300 of the convertible note as described in Note 6.

NOTE 4  – ADVANCES

	July 31, 2013 $	January 31, 2013 $

Third Party unsecured, non-interest bearing and due on demand	59,255	42,625
Third Party unsecured, non-interest bearing and due on demand	200,000	200,000

Total advances	259,255	242,625

NOTE 5  – RELATED PARTY TRANSACTIONS

As at July 31, 2013, the Company was indebted to the former President of the Company in the amount of $15,000 (January 31, 2013 - $15,000) for consulting fees and $1,073 (January 31, 2013 - $1,105) for an advance of working capital and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and due on demand.

As at July 31, 2013, the Company was indebted to a director of the Company in the amount of $36,000 (January 31, 2013 - $25,200) for consulting fees.  The amounts are unsecured, non-interest bearing and due on demand.

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

July 31, 2013

(Unaudited)

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

On July 31, 2013, the fair value of the derivative liability was revalued at $28,990, using the Black-Scholes model.  Accordingly, during the six months ended July 31, 2013, a gain of $18,156 was recognized on the change in fair value of the derivative liability.

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

July 31, 2013

(Unaudited)

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

NOTE 8  – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2013 the Company had incurred accumulated losses since inception of $2,163,610. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

July 31, 2013

(Unaudited)

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

The results of discontinued operations are summarized as follows:

	Three months ended		Six months ended		From January 3,
	July 31,		July 31,		2008 (Inception) to
	2013	2012	2013	2012	July 31, 2013

Operating Expenses

General and administrative	–	–	–	–	47,843
Impairment loss on intangible asset	–	–	–	–	6,000

Total Operating Expenses	–	–	–	–	53,843

Net Loss from Discontinued Operations	–	–	–	–	(53,843)

NOTE 10- SUBSEQUENT EVENTS

Effective August 27, 2013, we issued 12,272,727 shares of our common stock upon the conversion of $5,400 of the principal amount of the convertible note (Note 6).

Effective September 10, 2013, we issued 12,432,432 shares of our common stock upon the conversion of $4,600 of the principal amount of the convertible note (Note 6).

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

Pursuant to the terms of the acquisition agreement, we agreed to pay to Griesbach and 9248-7792 Quebec, in consideration of an undivided 100% interest in and to the 193 Quebec Claims, an aggregate of 8,500,000 shares of our common stock and $40,000 in cash consideration payable in two installments.  Our company has completed the issuance of all of the shares and payment of cash consideration to Griesbach and 9248-7792 Quebec with respect to the 193 Quebec Claims.

Griesbach and 9248-7792 Quebec agreed to transfer the 193 Quebec Claims, five days after receiving the full and final payment.  Our company will be responsible for all costs and administrative actions required to renew any of the 193 Quebec Claims identified in the acquisition agreement.

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

140 Quebec Claims

Effective February 6, 2012, we entered into a mineral property acquisition agreement with Griesbach and 9248-7792 Quebec, whereby our company agreed to acquire from Griesbach and 9248-7792 Quebec an undivided 100% interest in and to an aggregate of 140 mineral claims located in the Province of Quebec, Canada.

Pursuant to the terms of the acquisition agreement, we agreed to pay to Griesbach and 9248-7792 Quebec, in consideration of an undivided 100% interest in and to the 140 Quebec Claims, an aggregate of 5,000,000 shares of our common stock and $20,000 in cash consideration, with the issuance and payment. Griesbach and 9248-7792 Quebec shall jointly retain a 2% net smelter royalty on the 140 Quebec Claims.

Griesbach and 9248-7792 Quebec agreed to transfer the 140 Quebec Claims, five days after receiving the full and final payment.  Our company is responsible for all costs and administrative actions required to renew any of the 140 Quebec Claims identified in the acquisition agreement.

On April 16, 2012, we completed our obligations under the acquisition agreement by issuing an aggregate of 5,000,000 shares of our common stock and paying $20,000.  Through the transfer of this consideration, we closed the acquisition of the140 Quebec Claims.

The property is made up of 140 mineral claims.  The property is located approximately 40 kilometers north east of Val d’Or in the province of Quebec, Canada.  The 140 Quebec Claims cover an area of 19,563 acres and are in a region that has seen extensive exploration work over the last 80 years.  These claims are also very close and adjacent to the existing 255 claims that our company already owns.

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

On December 24, 2012, our company failed to comply with the reporting requirement of the Exchange Act.  Pursuant to the convertible promissory note agreement, the note became immediately due and payable and our company shall pay an amount equal to 150% times the sum of (a) the then outstanding principal amount plus (b) accrued and unpaid interest on the unpaid principal amount plus (c) default interest.  As a result, the new principal amount was increased from $37,500 to $56,250 and our company recorded a penalty of $18,750 as interest expense in the statement of operations.  During the year ended January 31, 2013, our company recorded discount accretion of $37,500.

Results of Operations for the Three and Six Months Ended July 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the quarter ended July 31, 2013 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three and six month periods ended July 31, 2013 and 2012 and from January 3, 2008 (date of inception) to July 31, 2013 are summarized as follows:

		Three Month Period Ended July 31,				Six Month Period Ended July 31,			For the Period From January 3, 2008 (Inception) through July 31,
		2013		2012		2013		2012		2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating expenses		$32,000		$54,657		$40,712		$1,527,467		$1,997,121
Other expenses:
Loss (Gain) on derivative liability		$(9,389)		$8,785		$(18,156)		$8,785		$36,339
Accretion of discount on convertible debt	$	Nil		$5,936	$	Nil		$5,936		$37,500
Amortization of deferred financing costs	$	Nil		$134	$	Nil		$134		$2,500
Interest expense		$1,334		$156		$3,222		$156		$36,307
Loss from continuing operations		$23,945		$69,668		$25,778		$1,542,478		$2,109,767
Loss from discontinued operations	$	Nil	$	Nil	$	Nil	$	Nil		$53,843
Net loss		$(23,945)		$(69,668)		$(25,778)		$(1,542,478)		$(2,163,610)

Our expenses decreased during the three month period ended July 31, 2013 compared to the same period in 2012 primarily as a result of decreases in operating expenses, accretion of discount on convertible debt, amortization of deferred financing costs, and loss from continuing operations, offset by a gain on derivative liability. Our expenses decreased during the six month period ended July 31, 2013 compared to the same period in 2012 primarily as a result decreases in operating expenses, loss on derivative liability, accretion of discount on convertible debt, amortization of deferred financing costs, interest expense and loss from continuing operations.

Revenues

We have had no operating revenues since our inception on January 3, 2008 through to July 31, 2013. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 3, 2008 to July 31, 2013 we have raised a total of $37,500 from private offerings of our common stock by way of a series of convertible debentures. For the period from January 3, 2008 (inception) to July 31, 2013 we incurred total operating expenses of $1,997,121.

Expenses

Our expenses for the three and six months ended July 31, 2013 and 2012 and for the period from January 3, 2008 (inception) through July 31, 2013 are outlined in the table below:

		Three Month Period Ended July 31,			Six Month Period Ended July 31,			For the Period From January 3, 2008 (Inception) through July 31,
		2013		2012		2013	2012	2013
General and administrative		$32,000		$47,508		$40,712	$81,568	$264,422
Exploration costs	$	Nil		$7,149	$	Nil	$7,149	$7,149
Impairment loss on mineral properties	$	Nil	$	Nil	$	Nil	$1,438,750	$1,725,550

Our operating expenses decreased during the three month period ended July 31, 2013 compared to the same period in 2012 primarily as a result of decreases in general and administrative expenses and exploration costs. Our operating expenses decreased during the six month period ended July 31, 2013 compared to the same period in 2012 primarily as a result of decreases in general and administrative expenses and exploration costs.

Liquidity and Financial Condition

Working Capital

Working Capital	At July 31, 2013		At January 31, 2013
Current Assets	$2,000	$	Nil
Current Liabilities	$456,358		$492,652
Working Capital (Deficit)	$(454,358)		$(492,652)

Cash Flows		Six Months Ended July 31, 2013	Six Months Ended July 31, 2012
Net Cash (used in) provided by Operating Activities		$(25,778)	$(61,023)
Net Cash (used in) provided by Investing Activities	$	Nil	$(60,000)
Net Cash (used in) provided by Financing Activities		$27,398	$125,899
Increase (Decrease) in Cash During the Period		$2,000	$4,876

The decrease in our working capital deficit at July 31, 2013 from January 31, 2013, is reflective of the current state of our business development, primarily due to increased cash and decreases in derivative liability and convertible debt.

As of July 31, 2013, our total assets were $2,000 and our total liabilities were $456,358 and we had a working capital deficit of $454,358. Our unaudited financial statements report a net loss of $23,945 for the three months ended July 31, 2013 compared to a net loss of $69,668 for the same period in 2012 and a net loss of $25,778 for the six months ended July 31, 2013 compared to a net loss of $1,542,478 for the same period in 2012. We incurred a net loss of $2,163,610 for the period from January 3, 2008 (inception) to July 31, 2013.

As of, July 31, 2013, we had cash on hand of $2,000. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended January 31, 2013, that there is substantial doubt that we will be able to continue as a going concern.

Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this filing.  Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2013, our company has accumulated losses of $2,163,610 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Asset Retirement Obligations

Our company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2013, our company does not have any asset retirement obligations.

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the six months ended July 31, 2013 and 2012, our company had no items that represent other comprehensive income.

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

Item 4            Controls and Procedures

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 27, 2013, we issued 12,272,727 shares of our common stock upon the conversion of $5,400 of the principal amount of the convertible note.  These shares were issued pursuant to an exemption from registration relying on Rule 144 of the Securities Act of 1933.

Effective September 10, 2013, we issued 12,432,432 shares of our common stock upon the conversion of $4,600 of the principal amount of the convertible note.  These shares were issued pursuant to an exemption from registration relying on Rule 144 of the Securities Act of 1933.

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

TORON, INC.
(Registrant)

Dated: September 19, 2013	/s/ Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)