Form 10-Q
period 2013-10-31
TORON INC.
filed 2013-12-23
CIK 1484674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-165539
TORON, INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1000 de La Gauchetiere Street West – 24th Floor, Montreal, Quebec				H3B 4W5
(Address of principal executive offices)				(Zip Code)
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

				[ ]	YES	[X]	NO

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
343,589,316 common shares issued and outstanding as of December 20, 2013.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited condensed consolidated interim financial statements for the three and nine month periods ended October 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

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

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) October 31, 2013	January 31, 2013
ASSETS

Current Assets

Cash	$ 2,000	$ –

Total Assets	$ 2,000	$ –

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 91,309	$ 73,454
Advances	270,145	242,625
Due to related parties	57,457	41,305
Derivative liability	19,116	86,518
Convertible debt	1,550	48,750

Total Liabilities	439,577	492,652

Stockholders’ Deficit

Common stock, 850,000,000 shares authorized, $0.001 par value; 328,339,316 and 211,290,000 shares issued and outstanding at October 31, 2013 and January 31, 2013, respectively	328,339	211,290

Additional paid-in capital	1,422,888	1,433,890

Deficit accumulated during the development stage	(53,843)	(53,843)

Deficit accumulated during the exploration stage	(2,134,961)	(2,083,989)

Total Stockholders’ Deficit	(437,577)	(492,652)

Total Liabilities and Stockholders’ Deficit	$ 2,000	$ –

The accompany notes are an integral part of these condensed consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31,		For the nine months ended October 31,		From January 3, 2008 (Inception) to
	2013	2012	2013	2012	October 31, 2013

Operating Expenses

General and administrative	$ 14,702	$ 26,059	$ 55,414	$ 107,627	$ 279,124
Exploration costs	–	–	–	7,149	7,149
Impairment loss on mineral properties	–	–	–	1,438,750	1,725,550

Total Operating Expenses	14,702	26,059	55,414	1,553,526	2,011,823

Other (Income) Expenses
(Gain) loss on derivative liability	9,601	23,026	(8,555)	31,811	45,940
Accretion of discount on convertible debt	–	5,379	–	11,315	37,500
Amortization of deferred financing costs	–	834	–	968	2,500
Interest expense	891	756	4,113	912	37,198

Total Other (Income) Expenses	10,492	29,995	(4,442)	45,006	123,138

Loss From Continuing Operations	(25,194)	(56,054)	(50,972)	(1,598,532)	(2,134,961)

Loss from Discontinued Operations	–	–	–	–	(53,843)

Net Loss	$ (25,194)	$ (56,054)	$ (50,972)	$ (1,598,532)	$ (2,188,804)

Net Loss Per Share
Continuing Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Discontinued Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding – Basic and Diluted	259,775,000	201,290,000	250,650,000	199,004,000

The accompany notes are an integral part of these condensed consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended October 31,		From January 3, 2008 (Inception) to
	2013	2012	October 31, 2013

Cash Flows from Operating Activities

Net loss	$ (50,972)	$ (1,598,532)	$ (2,188,804)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset, related to discontinued operations	–	–	6,000
Impairment loss on mineral properties	–	1,438,750	1,725,550
Change in fair value of derivative liability	(8,555)	31,811	45,940
Amortization of deferred financing costs	–	968	2,500
Accretion of discount on convertible note	–	11,315	37,500
Interest on convertible note	–	–	29,803

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	17,855	37,790	91,309

Net Cash Used in Operating Activities	(41,672)	(77,898)	(250,202)

Cash Flows from Investing Activities

Payments to acquire mineral properties	–	(60,000)	(160,000)
Acquisition of intangible asset	–	–	(6,000)

Net Cash Used in Investing Activities	–	(60,000)	(166,000)

Cash Flows from Financing Activities

Bank indebtedness	–	27	–
Deferred financing costs	–	(2,500)	(2,500)
Proceeds from advances	27,520	107,625	270,145
Due to related parties	16,152	(5,244)	57,457
Proceeds from issuance of convertible debt	–	37,500	37,500
Proceeds from the issuance of common stock, related to discontinued operations	–	–	55,600

Net Cash Provided by Financing Activities	43,672	137,408	418,202

Increase in Cash	2,000	(490)	2,000

Cash - Beginning of Period	–	490	–

Cash - End of Period	$ 2,000	$ -	$ 2,000

Supplemental Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for mineral properties	$ –	$ 1,378,750	$ 1,565,550
Common stock issued upon conversion of convertible note	$ 47,200	$ 37,500	$ 54,700

The accompany notes are an integral part of these condensed consolidated financial statements

TORON, INC. AND SUBSIDARY
(An Exploration Stage Company)
NOTES TO THE CODENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
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

The balance sheet as of October 31, 2013 and the statements of operations and cash flows for the period presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2013, the Company does not have any asset retirement obligations.

TORON, INC. AND SUBSIDARY
(An Exploration Stage Company)
NOTES TO THE CODENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the nine months ended October 31, 2013 and 2012, the Company had no items that represent other comprehensive income.

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

TORON, INC. AND SUBSIDARY
(An Exploration Stage Company)
NOTES TO THE CODENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On August 8, 2013, the Company increased their authorized shares of common stock from 250,000,000 shares of common stock to 850,000,000 shares of common stock.

On August 27, 2013, the Company issued 12,272,727 shares of common stock upon the conversion of $5,400 of the convertible note as described in Note 6.

On September 10, 2013, the Company issued 12,432,432 shares of common stock upon the conversion of $4,600 of the convertible note as described in Note 6.

On October 4, 2013, the Company issued 13,571,429 shares of common stock upon the conversion of $3,800 of the convertible note as described in Note 6.

On October 22, 2013, the Company issued 13,636,364 shares of common stock upon the conversion of $3,000 of the convertible note as described in Note 6.

On October 25, 2013, the Company issued 13,636,364 shares of common stock upon the conversion of $3,000 of the convertible note as described in Note 6.

On October 31, 2013, the Company issued 13,500,000 shares of common stock upon the conversion of $2,700 of the convertible note as described in Note 6.

NOTE 4  – ADVANCES

As at October 31, 2013, the Company is indebted to three non-related parties in the amount of $270,145 (January 31, 2013 - $242,625). The amounts are unsecured, non-interest bearing and due on demand.

TORON, INC. AND SUBSIDARY
(An Exploration Stage Company)
NOTES TO THE CODENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

NOTE 5  – RELATED PARTY TRANSACTIONS

As at October 31, 2013, the Company was indebted to the former President of the Company in the amount of $15,000 (January 31, 2013 - $15,000) for consulting fees and $1,057 (January 31, 2013 - $1,105) for an advance of working capital and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and due on demand.

As at October 31, 2013, the Company was indebted to a director of the Company in the amount of $41,400 (January 31, 2013 - $25,200) for consulting fees.  The amounts are unsecured, non-interest bearing and due on demand.

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company initially valued this derivative liability at $48,553 (with subsequent remeasurements as identified below) using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.01% to 0.19%; Dividend rate of 0%; and, historical volatility rates ranging from 203% to 467%. Accordingly, the Company has recorded a discount on the convertible note of $37,500, a derivative liability of $48,553, and interest expense of $11,053. The discount on the convertible note is accreted over the term of the convertible note.

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

TORON, INC. AND SUBSIDARY
(An Exploration Stage Company)
NOTES TO THE CODENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

NOTE 6  – CONVERTIBLE DEBT (CONTINUED)

On March 27, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of principal amount of $5,300.  The derivative liability at March 27, 2013 was $58,498 and $10,563 was reclassified to additional paid-in-capital upon conversion of the principal amount of $5,300.  The fair value of the derivative liability at March 27, 2013 was determined using the Black-Scholes model.

On August 27, 2013, the Company issued 12,272,727 shares of common stock upon the conversion of principal amount of $5,400.  The derivative liability at August 27, 2013 was $46,043 and $10,338 was reclassified to additional paid-in-capital upon conversion of the principal amount of $5,400.  The fair value of the derivative liability at August 27, 2013 was determined using the Black-Scholes model.

On September 10, 2013, the Company issued 12,432,432 shares of common stock upon the conversion of principal amount of $4,600.  The derivative liability at September 10, 2013 was $18,815 and $4,641 was reclassified to additional paid-in-capital upon conversion of the principal amount of $4,600.  The fair value of the derivative liability at September 10, 2013 was determined using the Black-Scholes model.

On October 4, 2013, the Company issued 13,571,429 shares of common stock upon the conversion of principal amount of $3,800.  The derivative liability at October 4, 2013 was $21,426 and $5,795 was reclassified to additional paid-in-capital upon conversion of the principal amount of $3,800.  The fair value of the derivative liability at October 4, 2013 was determined using the Black-Scholes model.

On October 22, 2013, the Company issued 13,636,364 shares of common stock upon the conversion of principal amount of $3,000.  The derivative liability at October 22, 2013 was $16,892 and $4,944 was reclassified to additional paid-in-capital upon conversion of the principal amount of $3,000.  The fair value of the derivative liability at October 22, 2013 was determined using the Black-Scholes model.

On October 25, 2013, the Company issued 13,636,364 shares of common stock upon the conversion of principal amount of $3,000.  The derivative liability at October 25, 2013 was $9,163 and $3,791 was reclassified to additional paid-in-capital upon conversion of the principal amount of $3,000.  The fair value of the derivative liability at October 35, 2013 was determined using the Black-Scholes model.

On October 31, 2013, the Company issued 13,500,000 shares of common stock upon the conversion of principal amount of $2,700.  The derivative liability at October 31, 2013 was $9,082 and $5,770 was reclassified to additional paid-in-capital upon conversion of the principal amount of $2,700.  The fair value of the derivative liability at October 31, 2013 was determined using the Black-Scholes model.

At October 31, 2013, the principal balance and accrued interest owing was $1,550 and $7,395, respectively. On October 31, 2013, the fair value of the derivative liability related to the principal balance and the accrued interest balance was revalued at $3,312 and $15,804, respectively, using the Black-Scholes model.  Accordingly, during the nine months ended October 31, 2013, a gain of $8,555 and additional paid-in capital of $15,804 was recognized on the change in fair value of the derivative liability.

TORON, INC. AND SUBSIDARY
(An Exploration Stage Company)
NOTES TO THE CODENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
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

On January 31, 2012, the Company determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $231,600.  All of these claims have subsequently expired.

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

On April 30, 2012, the Company determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $894,250. During the year  ended January 31, 2013, the Company incurred exploration costs related to these claims of $7,149 for geologist fees related to a 43-101 report.  All of these claims have subsequently expired.

c)       Effective  February 6, 2012, the Company entered into a mining property acquisition agreement (the "Acquisition Agreement”) whereby the Company has agreed to acquire an undivided 100% interest in and to an aggregate of 140 mineral claims located in the Province of Quebec, Canada (the “Claims”). The Claims are subject to a 2% net smelter royalty payable to the Vendor. Pursuant to the agreement, the Company agreed to pay $20,000 and issue 5,000,000 shares of common stock on or before April 16, 2012. (these shares were issued and money paid on April 16, 2012)

On April 30, 2012, the Company determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $544,500.  All of these claims have subsequently expired, with the exception of 4 remaining claims.

TORON, INC. AND SUBSIDARY
(An Exploration Stage Company)
NOTES TO THE CODENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

NOTE 8  – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2013 the Company had incurred accumulated losses since inception of $2,188,804. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

The results of discontinued operations are summarized as follows:

	Three months ended October 31,		Nine months ended October 31,		From January 3, 2008 (Inception) to
	2013	2012	2013	2012	October 31, 2013

Operating Expenses

General and administrative	–	–	–	–	47,843
Impairment loss on intangible asset	–	–	–	–	6,000

Total Operating Expenses	–	–	–	–	53,843

Net Loss from Discontinued Operations	–	–	–	–	(53,843)

NOTE 10 – SUBSEQUENT EVENTS

On November 4, 2013, the Company issued 12,750,000 shares of common stock upon the conversion of principal amount of $1,550 of the convertible note as described in Note 6.

On November 8, 2013, the Company issued 2,500,000 shares of common stock upon the conversion of accrued interest of $500 on the convertible note as described in Note 6.

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

Our Current Business

On August 23, 2011, we entered into a property acquisition agreement with Stephan Leblanc and Glenn Griesbach, whereby we agreed to acquire an undivided 100% interest in and to an aggregate of 62 mineral claims (Blocks 1, 2 and 3) located in the Province of Quebec, Canada (the “Tiblemont Claims”).  The entire area known as the Tiblemont Claims is subdivided into four Blocks and 102 total claims. We have not entered into any agreements for Block 4.

From January 3, 2008 through to the date of the acquisition of the Block 1 claims, discussed below, we were a designated shell company with minimal operations. On August 23, 2011, we entered into the acquisition agreement and as a result of the transfer of title to the Block 1 claims through our wholly owned subsidiary, Toron Resources Inc., at which point we began operations in the acquisition of mineral exploration properties. We are no longer designated as a shell company.

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

On August 13, 2012, we announced that we had added 4 additional claims to our properties in the Tiblemont region. With the acquisition of these four claims our company will look at exploring for copper in addition to exploration of its gold properties. Our company believes that the Tiblemont copper property has excellent potential and is located in the north east section of its already existing claims. The additional claims give our company a total of 397 claims in the Tiblemont area.

On January 31, 2012, we determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $231,600.

193 Quebec Claims

Effective January 25, 2012, we entered into a mineral property acquisition agreement with Glenn Griesbach and 9248-7792 Quebec Inc. whereby we agreed to acquire from Griesbach and 9248-7792 Quebec an undivided 100% interest in and to an aggregate of 193 mineral claims located in the Province of Quebec, Canada.

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

On April 30, 2012, we determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $894,250. During the year  ended January 31, 2013, we incurred exploration costs related to these claims of $7,149 for geologist fees related to a 43-101 report.

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

On July 12, 2012, the Agreement to acquire the 140 claims was amended by replacing and substituting claims #2277001 and #2277003 by the following:

•         #2333942

•         #2333943

•         #2333944

•         #2333945

As a result of this amendment, the total number of claims transferred under the Agreement is 142.

On April 30, 2012, we determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $544,500.

On July 12, 2012, we entered into a convertible promissory note agreement for $37,500. The note bears interest at 8% per annum, and the principal amount and any interest thereon were due on April 16, 2013. Any principal or interest not paid when due, shall bear interest at 22% per annum. Pursuant to the agreement, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 55% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.

On December 24, 2012, our company failed to comply with the reporting requirement of the Exchange Act. Pursuant to the convertible promissory note agreement, the note became immediately due and payable and our company was required to pay an amount equal to 150% times the sum of (a) the then outstanding principal amount plus (b) accrued and unpaid interest on the unpaid principal amount plus (c) default interest. As a result, the new principal amount was increased from $37,500 to $56,250 and our company recorded a penalty of $18,750 as interest expense in the statement of operations. During the year ended January 31, 2013, our company recorded discount accretion of $37,500.

As the company has found it difficult to raise capital for its exploration activities for its claims it has failed to meet its minimum work commitments with the Ministère des Ressources Naturelles (MRN) of the Province of Quebec and as a result 393 claims expired.  The Company still holds 4 claims comprising of 229.02 Hectares and are active and current with the Ministère des Ressources naturelles (MRN) of the Province of Quebec.

Results of Operations for the Three and Nine Months Ended October 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the quarter ended October 31, 2013 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three and nine month periods ended October 31, 2013 and 2012 and from January 3, 2008 (date of inception) to October 31, 2013 are summarized as follows:

		Three Month Period Ended October 31,				Nine Month Period Ended October 31,				For the Period From January 3, 2008 (Inception) through October 31,
		2013		2012		2013		2012		2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating expenses		$14,702		$26,059		$55,414		$1,553,526		$2,011,823
Other expenses:
Loss (Gain) on derivative liability		$9,601		$23,026		$(8,555)		$31,811		$45,940
Accretion of discount on convertible debt	$	Nil		$5,379	$	Nil		$11,315		$37,500
Amortization of deferred financing costs	$	Nil		$834	$	Nil		$968		$2,500
Interest expense		$891		$756		$4,113		$912		$37,198
Loss from continuing operations		$25,194		$56,054		$50,972		$1,598,352		$2,134,961
Loss from discontinued operations	$	Nil	$	Nil	$	Nil	$	Nil		$53,843
Net loss		$(25,194)		$(56,054)		$(50,972)		$(1,598,352)		$(2,188,894)

Our expenses decreased during the three month period ended October 31, 2013 compared to the same period in 2012 primarily as a result of decreases in operating expenses, loss on derivative liability, decreases in accretion of discount on convertible debt, amortization of deferred financing costs and loss from continuing operations. Our expenses decreased during the nine month period ended October 31, 2013 compared to the same period in 2012 primarily as a result decreases in operating expenses, loss on derivative liability, decreases in accretion of discount on convertible debt, amortization of deferred financing costs and loss from continuing operations.

Revenues

We have had no operating revenues since our inception on January 3, 2008 through to October 31, 2013. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 3, 2008 to October 31, 2013 we have raised a total of $37,500 from private offerings of our common stock by way of a series of convertible debentures. For the period from January 3, 2008 (inception) to October 31, 2013 we incurred total operating expenses of $14,702.

Expenses

Our expenses for the three and nine months ended October 31, 2013 and 2012 and for the period from January 3, 2008 (inception) through October 31, 2013 are outlined in the table below:

		Three Month Period Ended October 31,				Nine Month Period Ended October 31,		For the Period From January 3, 2008 (Inception) through October 31,
		2013		2012		2013	2012	2013
General and administrative		$14,702		$26,059		$55,414	$107,627	$279,124
Exploration costs	$	Nil	$	Nil	$	Nil	$7,149	$7,149
Impairment loss on mineral properties	$	Nil	$	Nil	$	Nil	$1,438,750	$1,725,550
Total Operating Expenses		$14,702		$26,059		$55,414	$1,553,526	$2,011,823

Our operating expenses decreased during the three month period ended October 31, 2013 compared to the same period in 2012 primarily as a result of decreases in general and administrative expenses. Our operating expenses decreased during the nine month period ended October 31, 2013 compared to the same period in 2012 primarily as a result of decreases in general and administrative expenses and impairment loss on mineral properties.

Liquidity and Financial Condition

Working Capital	At October 31, 2013		At January 31, 2013
Current Assets	$2,000	$	Nil
Current Liabilities	$439,577		$492,652
Working Capital (Deficit)	$(437,577)		$(492,652)

Cash Flows		Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012
Net Cash (used in) provided by Operating Activities		$(41,672)	$(77,898)
Net Cash (used in) provided by Investing Activities	$	Nil	$(60,000)
Net Cash (used in) provided by Financing Activities		$43,672	$137,408
Increase (Decrease) in Cash During the Period		$2,000	$(490)

The increase in our working capital deficit at October 31, 2013 from January 31, 2013, is reflective of the current state of our business development, primarily due to increased cash and decreases in derivative liability and convertible debt.

As of October 31, 2013, our total assets were $2,000 and our total liabilities were $439,577 and we had a working capital deficit of $437,577. Our unaudited financial statements report a net loss of $25,194 for the three months ended October 31, 2013 compared to a net loss of $56,054 for the same period in 2012 and a net loss of $50,972 for the nine months ended October 31, 2013 compared to a net loss of $1,598,532 for the same period in 2012. We incurred a net loss of $2,188,804 for the period from January 3, 2008 (inception) to October 31, 2013.

As of, October 31, 2013, we had cash on hand of $2,000. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended January 31, 2013, that there is substantial doubt that we will be able to continue as a going concern.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative overhead	90,000
Management and Consulting	100,000
Legal	40,000
Accounting Acquisition of Mining Claims	20,000 50,000
Exploration on mining claims	450,000
Total	750,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Going Concern

The unaudited interim condensed consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of October 31, 2013, our company has accumulated losses of $2,188,804 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Our unaudited interim condensed consolidated financial statements contain additional note disclosures describing the circumstances related to the uncertainty of our ability to continue as a going concern.

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

Asset Retirement Obligations

Our company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2013, our company does not have any asset retirement obligations.

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the nine months ended October 31, 2013 and 2012, our company had no items that represent other comprehensive income.

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

Item 4            Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2013, we issued 12,272,727 shares of common stock to one investor upon the conversion of debt in the amount of $5,400.

On September 10, 2013we issued 12,432,432 shares of common stock to one investor upon the conversion of debt  in the amount of $4,600.

On October 4, 2013, we issued 13,571,429 shares of common stock to one investor upon the conversion of debt in the amount of $3,800.

 On October 22, 2013we issued 13,636,364 shares of common stock upon the conversion of debt in the amount of $3,000.

On October 25, 2013, we issued 13,636,364 shares of common stock to one investor upon the conversion of debt in the amount of $3,000.

On October 31, 2013, we issued 13,500,000 shares of common stock to one investor upon the conversion of debt in the amount of $2,700.

On November 4, 2013, we issued 12,750,000 shares of common stock to one investor upon the conversion of debt in the amount of $1,550.

On November 8, 2013, we issued 2,500,000 shares of common stock to one investor upon the conversion of debt in the amount of $500.

Each of the above described issuances of securities was made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

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

TORON, INC.
(Registrant)

Dated: December 23, 2013	/s/ Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)