Form 10-K
period 2014-01-31
TORON INC.
filed 2014-06-19
CIK 1484674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-165539

TORON, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 45591-00100, Nairobi, Kenya	45591-00100
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+254 0722 723 790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

None
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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2013 was $163,653 based on a $0.0007 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
343,589,316 common shares as of June 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.       Business

Item 1A.    Risk Factors

Item 1B.    Unresolved Staff Comments

Item 2.       Properties

Item 3.       Legal Proceedings

Item 4.       Mine Safety Disclosures

Item 5.       Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Item 6.       Selected Financial Data

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Item 8.       Financial Statements and Supplementary Data

Item 9.       Changes and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.    Controls and Procedures

Item 9B.    Other Information

Item 10.     Directors, Executive Officers and Corporate Governance

Item 11.     Executive Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.     Certain Relationships and Related Transactions and Director Independence

Item 14.     Principal Accounting Fees and Services

Item 15.     Exhibits, Financial Statement Schedules

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

Corporate Overview

We were originally organized under the laws of the State of Nevada, on January 3, 2008. From our inception, we were engaged in the, marketing, sales and re-sales via the Internet of web domain names or URL’s under the website www.manageyoururl.com. Our management decided to redirect our business focus towards identifying and pursuing options regarding the acquisition of mineral exploration properties. We have one subsidiary, Toron Resources Inc., a Canadian federally incorporated company. Our fiscal year end is January 31. Our address is P.O. Box 45591-00100, Nairobi, Kenya

On September 12, 2011, our board of directors approved a forward stock split of our common stock by way of a stock dividend on a 32 (new) common shares for 1 (old) common share basis. The pay-out date was September 29, 2011.

At the time of the completion of the stock split, our issued and outstanding shares increased from 5,630,000 shares of common stock to 185,790,000 shares of common stock with a par value of $0.001.

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

Tiblemont Claims, Quebec

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

The Tiblemont Claims shall be subject to a 2% net smelter royalty payable to the Leblanc and Griesbach of which 1% may be purchased back from Leblanc and Griesbach in consideration of $500,000.

On August 13, 2012, we announced that we had added four additional claims to our properties in the Tiblemont region. With the acquisition of these four claims our company will look at exploring for copper in addition to exploration of its gold properties. Our company believes that the Tiblemont copper property has excellent potential and is located in the north east section of its already existing claims. The additional claims gave our company a total of 397 claims in the Tiblemont area.  All of these claims have subsequently expired.

As our company found it difficult to raise capital for our exploration activities for our Tiblemont Claims. We failed to meet our minimum work commitments with the Ministère des Ressources naturelles of the Province of Quebec for all of our Tiblemont Claims and as a result 397 claims expired. However, our company still wanted to pursue mining activities in the Province of Quebec so our company registered and acquired an additional 28 claims (the “New Tiblemont Claims”) comprising of 1,699.68 hectares, which are active and current with the Ministère des Ressources naturelles of the Province of Quebec.

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

142 Quebec Claims

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

On July 12, 2012, the agreement to acquire the 140 claims was amended by replacing and substituting claims #2277001 and #2277003 by the following:

• #2333942

• #2333943

• #2333944

• #2333945

As a result of this amendment, the total number of claims transferred under the Agreement is 142.  All of these claims have subsequently expired.

Other Business Matters

On July 12, 2012, we entered into a convertible promissory note agreement for $37,500. The note bears interest at 8% per annum, and the principal amount and any interest thereon were due on April 16, 2013. Any principal or interest not paid when due, bears interest at 22% per annum. Pursuant to the agreement, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 55% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.

On December 24, 2012, our company failed to comply with the reporting requirement of the Exchange Act. Pursuant to the convertible promissory note agreement, the note became immediately due and payable and our company was required to pay an amount equal to 150% times the sum of (a) the then outstanding principal amount plus (b) accrued and unpaid interest on the unpaid principal amount plus (c) default interest. As a result, the new principal amount was increased from $37,500 to $56,250 and our company recorded a penalty of $18,750 as interest expense in the statement of operations. During the year ended January 31, 2014, our company recorded discount accretion of $Nil.

On January 15, 2014, we entered into a convertible promissory note agreement for $40,000. The note bears interest at 8% per annum, and the principal amount and any interest thereon are due on January 31, 2015. Pursuant to the agreement, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 75% of the average of the closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.

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

Employees

Currently, we do not have any employees. Additionally, on November 1, 2013, we entered into a consulting agreement with Ramzan Savji.  Pursuant to the terms of the consulting agreement, Mr. Savji will receive $2,000 per month as compensation for his services as the sole officer and director of our company. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We have one wholly owned subsidiary: Toron Resources Inc., a Canadian federally incorporated company which was incorporated on September 15, 2011.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark, other than our domain name and website www.toroninc.com.

Item 1A.        Risk Factors

Risks Related to our Overall Business Operations

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $71,671 and $1,764,303 for the fiscal years ended January 31, 2014 and 2013, respectively. As a result, at January 31, 2014, we had an accumulated deficit of $2,253,682 and a total stockholders’ deficit of $478,953. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended January 31, 2014 and 2013, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 8 to our consolidated financial statements for the year ended January 31, 2014, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

Item 2.           Properties

We do not currently own or lease a dedicated executive office. We had previously maintained a dedicated mailing address and telephone reception service located at P.O. Box 45591-00100, Nairobi, Kenya, at a cost of approximately $250 per month.

New Tiblemont Claims, Quebec

History of Operations

In the Val d'Or Mining District, which encompasses the New Tiblemont Claims, gold was discovered in the beginning of the 20th century, with the first active mine (the Lamaque Mine) entering production in 1933. The first known geological mapping of the area of Senneterre was carried out in 1933 by one Mr. Bell employed by the "Service des Mines du Québec".

In the vicinity of the New Tiblemont Claims, exploration works began around 1930 with the discovery of gold in 1931-1932 in the area north of Pascalis and Tiblemont townships. The Wood-Etchevery Group staked the first block of claims after the discovery of a series of auriferous lenses within the Pascalis-Tiblemont Batholith (Service des Mines du Québec, 1933).

The first exploration works (prospection, rock-samples, assays, geological maps and rare drillholes) concerned the regional contact of the "Pascalis-Tiblemont Batholith" and the volcanic package north of this contact. From 1931 to 1939, several gold discoveries were made around the main northern contact either within the intrusive itself or in the volcanic near the contact.

It appears that the earliest work carried out in the area now covered by the New Tiblemont Claims began in 1947. This included prospecting and geophysical surveys carried out along the Uniacke prospect. Only limited drilling has been carried out over the years. Big Town Copper Mines Ltd. explored the area for volcanogenic massive sulphides (VMS) deposits. They drilled a number of electromagnetic and/or magnetic anomalies. In 1981, New Beginnings Resources Inc. drilled 12 holes in the northern parts lots 52 & 53 of Range 4, North West of the property (Block 1).

In 1998, as part of a program that covered 157 mining claims, Totem Mining Corp., under an option agreement with Anglaumaque Explorations Inc. conducted a variety of regional geophysical surveys. Five holes were subsequently drilled in a small area within the northern part of lot 54 of Range 4.

As our company found it difficult to raise capital for our exploration activities for our Tiblemont Claims. We failed to meet our minimum work commitments with the Ministère des Ressources naturelles of the Province of Quebec for all of our Tiblemont Claims and as a result 397 claims expired. However, our company still wanted to pursue mining activities in the Province of Quebec so our company registered and acquired an additional 28 claims (the “New Tiblemont Claims”) comprising of 1,699.68 hectares, which are active and current with the Ministère des Ressources naturelles of the Province of Quebec.

Present Condition and Plan of Exploration

Though there is a significant amount of historical exploration on the New Tiblemont Claims, none of the previous owners have established any substantial operations and no evidence of disturbances from exploration activities exists. We plan to conduct exploration activities on the New Tiblemont Claims in three separate phases as follows:

PHASE 1
Nature of Work	Timeframe	Cost

Compilation and re-interpretation of all existing geophysical data concerning the property.	1 Month
Data magnetic VLF and Electro Magnetic processing plus Interpretation.		$5,000
Hire senior geologist.		$2,400
Purchase of Digital files from Ministry of Mines.		$1,000
Compilation of all historical geological, geophysical and exploration works.	2 Months
Hire senior exploration geologist (45 days)		$27,000
Purchase of documents from the Ministry of Mines		$1,000
Digitization and computer compilations		$2,000
Contingency		$5,000

Total	3 Months	$43,400

If the results of Phase 1 exploration work are favorable, we will continue with Phase 2.

PHASE 2
Nature of Work	Timeframe	Cost

Prospecting and Geological mapping geophysical data concerning the property.	4 Months
Hire two geologist (60 days at $900/day)		$27,000
Manual and Mechanical stripping		$7,000
Chanel sampling and Lab assays		$1,500
Line cutting (50 days at $550/day)		$13,750
Geophysical GPS survey		$13,000

Contingencies		$7,000
Compilation of the new and historical data/targeting		$2,000

Total	4 Months	$71,250

If the results of Phase 2 exploration work are favorable, we will continue with Phase 3.

PHASE 3
Nature of Work	Timeframe	Cost

Exploration Drilling (1,000 meters at $150 per meter)	5 Months	$150,000
Compilation work		$6,000
Contingencies		$23,400

Total	5 Months	$179,400

Geology

The geology of the New Tiblemont Claims area is part of the south central-east segment of the Abitibi Greenstone Belt where a volcanic package lies north of the Pascalis-Tiblemont Batholith. This batholith, oriented on the regional NW-SE trend for about 20km is host of some diorite and quartziferous diorite particularly in its border, and is also intruded by some felsic dykes and, more rarely mafic dykes.

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

Several deformation zones of regional scale crosscut the Courville-Senneterre area, defining a large deformation corridor. This deformation corridor is defined by a succession of shear zones. Following the north contact of the Pascalis-Tiblemont is the Manneville Deformation Zone (MDZ). Further north and parallel to the MDZ the Uniacke Deformation Zone (UDZ), Jolin and Bolduc deformation zones that together form a 20km wide corridor also oriented WNW. Regionally, all these deformation zones continue in the New Tiblemont Claims.

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

The 193 Quebec Claims which make up part of the 397 expired Tiblemont Claims are located in the southern-east part of the Abitibi Greenstone Belt of the Canadian Shield's Superior Province, approximately 40 km northeast of the mining centre of Val D'Or, Quebec. The property is located mainly in Tiblemont and Senneterre townships, with some claims in Courville and Pascalis townships.  All of these claims have subsequently expired.

142 Quebec Claims

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

The property is made up of 140 mineral claims. The property is located approximately 40 kilometers north east of Val D’Or in the province of Quebec in Canada. The 140 Quebec Claims which make up part of the 397 expired Tiblemont Claims, cover an area of 19,563 acres and are in a region that has seen extensive exploration work over the last 80 years. These claims are also very close and adjacent to the existing 255 claims that our company already owns.

On July 12, 2012, the agreement to acquire the 140 claims was amended by replacing and substituting claims #2277001 and #2277003 by the following:

• #2333942

• #2333943

• #2333944

• #2333945

As a result of this amendment, the total number of claims transferred under the agreement is 142. All of these claims have subsequently expired.

On March 18, 2014, our CEO (on behalf of the company) paid, registered and acquired 28 new claims (the “New Tiblemont Claims”) comprising of 1,546.87 hectares, for $1,533.

These claims are as follows:

NTS Sheet	Type of Title	Title No	Status	Date of Registration	Expiry Date	Area (Ha)
NTS 32C06	CDC	2401869	Active	3/18/14 0:00	3/17/16 23:59	57,29
NTS 32C06	CDC	2401870	Active	3/18/14 0:00	3/17/16 23:59	57,29
NTS 32C06	CDC	2401871	Active	3/18/14 0:00	3/17/16 23:59	57,28
NTS 32C06	CDC	2401872	Active	3/18/14 0:00	3/17/16 23:59	57,28
NTS 32C06	CDC	2401873	Active	3/18/14 0:00	3/17/16 23:59	57,28
NTS 32C06	CDC	2401874	Active	3/18/14 0:00	3/17/16 23:59	57,28
NTS 32C06	CDC	2401875	Active	3/18/14 0:00	3/17/16 23:59	57,28
NTS 32C06	CDC	2401876	Active	3/18/14 0:00	3/17/16 23:59	57,28
NTS 32C06	CDC	2401877	Active	3/18/14 0:00	3/17/16 23:59	57,28
NTS 32C06	CDC	2401878	Active	3/18/14 0:00	3/17/16 23:59	57,28
NTS 32C06	CDC	2401879	Active	3/18/14 0:00	3/17/16 23:59	57,32
NTS 32C06	CDC	2401880	Active	3/18/14 0:00	3/17/16 23:59	57,32
NTS 32C06	CDC	2401881	Active	3/18/14 0:00	3/17/16 23:59	57,32
NTS 32C06	CDC	2401882	Active	3/18/14 0:00	3/17/16 23:59	57,32
NTS 32C06	CDC	2401883	Active	3/18/14 0:00	3/17/16 23:59	57,31
NTS 32C06	CDC	2401884	Active	3/18/14 0:00	3/17/16 23:59	57,31
NTS 32C06	CDC	2401885	Active	3/18/14 0:00	3/17/16 23:59	57,31
NTS 32C06	CDC	2401886	Active	3/18/14 0:00	3/17/16 23:59	57,31
NTS 32C06	CDC	2401887	Active	3/18/14 0:00	3/17/16 23:59	57,3
NTS 32C06	CDC	2401888	Active	3/18/14 0:00	3/17/16 23:59	57,3
NTS 32C06	CDC	2401889	Active	3/18/14 0:00	3/17/16 23:59	57,3
NTS 32C06	CDC	2401890	Active	3/18/14 0:00	3/17/16 23:59	57,3
NTS 32C06	CDC	2401891	Active	3/18/14 0:00	3/17/16 23:59	57,29
NTS 32C06	CDC	2401892	Active	3/18/14 0:00	3/17/16 23:59	57,29

NTS 32C06	CDC	2401893	Active	3/18/14 0:00	3/17/16 23:59	57,29
NTS 32C06	CDC	2401894	Active	3/18/14 0:00	3/17/16 23:59	57,26
NTS 32C06	CDC	2401895	Active	3/18/14 0:00	3/17/16 23:59	57,26
NTS 32C06	CDC	2401896	Active	3/19/14 0:00	3/18/16 23:59	57,27

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
January 31, 2014	$0.0014	$0.0003
October 31, 2013	$0.0014	$0.0004
July 31, 2013	$0.006	$0.0001
April 30, 2013	$0.003	$0.008
January 31, 2013	$0.004	$0.0007
October 31, 2012	$0.0072	$0.0025
July 31, 2012	$0.095	$0.0049
April 30, 2012	$0.278	$0.0705
January 31, 2012	$0.185	$0.067

As of April 23, 2014, there were approximately 47 holders of record of our common stock. As of such date, 343,589,316 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2014.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2014.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2014 and January 31, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

For the Year Ended January 31, 2014 and 2013

		Year Ended
		January 31,
		2014		2013
Revenue	$	Nil	$	Nil
Total Operating Expenses		$75,577		$1,636,723
Total Other (Income) Expenses		$(3,906)		$127,580
Net Loss		$(71,671)		$(1,764,303

Expenses

Our operating expenses for our years ended January 31, 2014 and 2013 are outlined in the table below:

		Year Ended
		January 31,
		2014	2013
General and administrative		$75,577	$190,824
Exploration costs	$	Nil	$7,149
Impairment loss on mineral properties	$	Nil	$1,438,750

Operating expenses for year ended January 31, 2014 decreased by 95.4 % as compared to the comparative period in 2013 primarily as a result of decreases in general and administrative expenses, exploration costs and impairment loss on mineral properties.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital
	At		At	Percentage
	January 31,		January 31,	Increase/
	2014		2013	(Decrease)
Current Assets	$30,993	$	Nil	100%
Current Liabilities	$499,055		$536,831	(7.04)%
Working Capital (Deficit)	$(468,062)		$(536,831)	(12.81)%

Cash Flows
		Year Ended	Year Ended
		January 31,	January 31,
		2014	2013
Net Cash used in Operating Activities		$(32,897)	$(92,990)
Net Cash used in Investing Activities	$	Nil	$(60,000)
Net Cash Provided by Financing Activities		$63,890	$152,500
Increase (Decrease) in Cash During the Period		$30,993	$(490)

We will require additional funds for our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative overhead	90,000
Management and Consulting	100,000
Legal	40,000
Accounting	20,000
Acquisition of Mining Claims	5,000
Exploration on mining claims	294,050
Total	549,050

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $549,050 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Contractual Obligations

As a smaller reporting company we are not required to provide tabular disclosure obligations.

Going Concern

We have not generated any revenues and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Principles of Consolidation

The consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. Our company’s fiscal year end is January 31. The consolidated financial statements include the accounts of Toron Inc. and our 100% owned subsidiary, Toron Resources Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Asset Retirement Obligations

Our company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2014, our company does not have any asset retirement obligations.

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended January 31, 2014 and 2013, our company had no items that represent other comprehensive income.

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

Basic and Diluted Loss Per Share

Our company computes basic loss per share by dividing the net loss by the weighted average common shares outstanding during the period. As of January 31, 2014 and 2013, there were 160,000,000 and 28,125,000 potential common shares related to the Company’s convertible promissory notes.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our company has cumulative net operating losses of $2,253,682 as of January 31, 2014, with an approximate deferred tax asset of $740,778 which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

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

Item 8.           Financial Statements and Supplementary Data

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

                                                                                                                                                                                                     Index

Reports of Independent Registered Public Accounting Firm.............................................................................................. F–1 - F-2

Consolidated Balance Sheets................................................................................................................................................... F–3

Consolidated Statements of Operations................................................................................................................................. F–4

Consolidated Statements of Stockholders’ Deficit .............................................................................................................. F–5

Consolidated Statements of Cash Flows................................................................................................................................ F–6

Notes to the Consolidated Financial Statements.................................................................................................................. F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Toron Inc.

We have audited the accompanying consolidated balance sheet of Toron Inc. (the Company) as of January 31, 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from January 3, 2008 (date of inception) through January 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of January 31, 2013 and the period from January 3, 2008 (date of inception) through January 31, 2013, were audited by other auditors, whose report dated June 17, 2013 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toron Inc. as of January 31, 2014, and the results of their consolidated operations and cash flows for the year then ended, and for the period from January 3, 2008 (date of inception) through January 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the Company has incurred accumulated losses since inception of $2,253,682, has a working capital deficit of $478,953 and will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

June 16, 2014

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

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah

June 17, 2013, except as to footnote 12, for which the date is June 16, 2014

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	January 31, 2014	January 31, 2013
ASSETS		(restated)

Current Assets

Cash	$ 30,993	$ –

Total Assets	$ 30,993	$ –

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 148,046	$ 133,738
Advances	259,254	242,625
Due to related parties	46,800	25,200
Derivative liability	44,298	86,518
Convertible debt (net of discount of $39,343 and $0)	657	48,750

Total Current Liabilities	499,055	536,831

Long-term note payable	10,891	-

Total Liabilities	$ 509,946	$ 536,831

Stockholders’ Deficit

Common stock, 850,000,000 shares authorized, $0.001 par value; 343,589,316 and 211,290,000 shares issued and outstanding at January 31, 2014 and 2013, respectively	343,589	211,290

Additional paid-in capital	1,431,140	1,433,890

Deficit accumulated during the development stage	(53,843)	(53,843)

Deficit accumulated during the exploration stage	(2,199,839)	(2,128,168)

Total Stockholders’ Deficit	(478,953)	(536,831)

Total Liabilities and Stockholders’ Deficit	$ 30,993	$ –

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended		From January 3,

	January 31,		2008 (Inception) to
	2014	2013	January 31, 2014
		(restated)
Operating Expenses

General and administrative	$ 75,577	$ 190,824	$ 343,466
Exploration costs	–	7,149	7,149
Impairment loss on mineral properties	–	1,438,750	1,725,550

Total Operating Expenses	75,577	1,636,723	2,076,165

Other (Income) Expenses
(Gain) loss on derivative liability	(25,663)	54,495	28,832
Gain on settlement of accrued interest	(5,899)	–	(5,899)
Accretion of discount on convertible debt	–	37,500	37,500
Interest expense	27,656	35,585	63,241

Total Other (Income) Expenses	(3,906)	127,580	123,674

Loss From Continuing Operations	(71,671)	(1,764,303)	(2,199,839)

Loss from Discontinued Operations	–	–	(53,843)

Net Loss	$ (71,671)	$ (1,764,303)	$ (2,253,682)

Net Loss Per Share
Continuing Operations	$ (0.00)	$ (0.01)
Discontinued Operations	$ (0.00)	$ (0.00)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding – Basic and Diluted	274,445,046	199,824,000

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Deficit Accumulated	Deficit Accumulated
			Additional	During the	During the
	Common		Paid-in	Exploration	Development
	Stock	Amount	Capital	Stage	Stage	Total

Balance – January 3, 2008 (Date of Inception)	–	$ –	$ –	$ –	$ –	$ –

Net loss for the period	–	–	–	–	–	–

Balance – January 31, 2008	–	$ –	$ –	$ –	$ –	$ –

Net loss for the year	–	–	–	–	–	–

Balance – January 31, 2009	–	$ –	$ –	$ –	$ –	$ –

Net loss for the year	–	–	–	–	(8,897)	(8,897)

Balance – January 31, 2010	–	$ –	$ –	$ –	$ (8,897)	$ (8,897)

Issuance of restricted common stock	99,000,000	99,000	(96,000)	–	–	3,000

Issuance of common stock	86,790,000	86,790	(34,190)	–	–	52,600

Net loss for the year	–	–	–	–	(10,303)	(10,303)

Balance – January 31, 2011	185,790,000	$ 185,790	$ (130,190)	$ –	$ (19,200)	$ 36,400

Shares issued for property	2,000,000	2,000	184,800	–	–	186,800

Net loss for the year	–	–	–	(363,865)	(34,643)	(398,508)

Balance – January 31, 2012	187,790,000	$ 187,790	$ 54,610	$ (363,865)	$ (53,843)	$ (175,308)

Shares issued for property	13,500,000	13,500	1,365,250	–	–	1,378,750

Shares issued upon conversion of convertible note	10,000,000	10,000	14,030	–	–	24,030

Net loss for the year (restated)	–	–	–	(1,764,303)	–	(1,764,303)

Balance – January 31, 2013 (restated)	211,290,000	$ 211,290	$ 1,433,890	$ (2,128,168)	$ (53,843)	$ (536,831)

Derivative liabilities extinguished upon debt conversion	–	–	79,299	–	–	79,299

Shares issued upon conversion of convertible note and accrued interest	132,299,316	132,299	(82,049)	–	–	50,250

Net loss for the year	–	–	–	(71,671)	–	(71,671)

Balance – January 31, 2014	343,589,316	$ 343,589	$ 1,431,140	$ (2,199,839)	$ (53,843)	$ (478,953)

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended		From January 3,

	January 31,		2008 (Inception) to
	2014	2013	January 31, 2014
		(restated)
Cash Flows from Operating Activities

Net loss	$ (71,671)	$ (1,764,303)	$ (2,253,682)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset, related to discontinued operations	–	–	6,000
Impairment loss on mineral properties	–	1,438,750	1,725,550
Gain on derivative liability	(25,663)	54,495	28,832
Accretion of discount on convertible note and origination interest	23,399	37,500	90,702
Gain on settlement of accrued interest	(5,899)	–	(5,899)
Interest on convertible note	–	29,803	29,803
Expenses paid by related parties	21,484	–	21,484
Expenses paid by third parties	3,630	2,625	3,630

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	21,823	108,140	139,456

Net Cash Used in Operating Activities	(32,897)	(92,990)	(243,927)

Cash Flows from Investing Activities

Payments to acquire mineral properties	–	(60,000)	(160,000)
Acquisition of intangible asset	–	–	(6,000)

Net Cash Used in Investing Activities	–	(60,000)	(166,000)

Cash Flows from Financing Activities

Proceeds from advances	23,890	115,000	266,515
Due to related parties	-	-	41,305
Proceeds from issuance of convertible debt	40,000	37,500	77,500
Proceeds from the issuance of common stock, related to discontinued operations	–	–	55,600

Net Cash Provided by Financing Activities	63,890	152,500	440,920

Increase (Decrease) in Cash	30,993	(490)	30,993

Cash - Beginning of Period	–	490	–

Cash - End of Period	$ 30,993	$ –	$ 30,993

Supplemental Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for mineral properties	$ –	$ 1,378,750	$ 1,565,550
Contribution to capital from extinguishment of derivative liabilities	$79,299	$-	$79,299
Common stock issued upon conversion of convertible note and accrued interest	$ 50,250	$ 7,500	$ 57,750

The accompanying notes are an integral part of these consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

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

Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2014, the Company does not have any asset retirement obligations.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended January 31, 2014 and 2013, the Company had no items that represent other comprehensive income.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net operating losses of $2,188,643  as of January 31, 2014, with an approximate deferred tax asset of $747,000 which has been fully offset by a valuation allowance. These net operating losses begin to expire in 2028.

Recent Accounting  Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 3  – MINERAL PROPERTIES

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

January 31, 2014

NOTE 3  – MINERAL PROPERTIES (CONTINUED)

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

NOTE 4  – ADVANCES

As at January 31, 2014, the Company is indebted to a non-related party in the amount of $200,000 (2013 - $200,000). This amount is unsecured, non-interest bearing and due on demand.

As at January 31, 2014, the Company is indebted to a non-related party in the amount of $59,254 (2013 - $42,625) pursuant to a line of credit agreement of up to a maximum of $75,000. This amount is unsecured, non-interest bearing and due on demand.

NOTE 5  – RELATED PARTY TRANSACTIONS

As at January 31, 2014, the Company was indebted to a director of the Company in the amount of $46,800 (2013 - $25,200) for consulting fees.  The amounts are unsecured, non-interest bearing and due on demand.

NOTE 6  – LONG TERM DEBT

On August 1, 2013, the Company executed a line of credit agreement with a third party for up to $50,000. The amount outstanding bears interest at an annual rate of 12%, beginning on August 1, 2014. All indebtedness under this line of credit agreement is due on August 1, 2015. The amount outstanding under this line of credit agreement as of January 31, 2014 was $10,891.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

NOTE 7  – CONVERTIBLE DEBT

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company initially valued this derivative liability at $48,553 (with subsequent remeasurements as identified below) using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.01% to 0.19%; Dividend rate of 0%; and, historical volatility rates ranging from 203% to 467%. Accordingly, the Company recorded a discount on the convertible note of $37,500, a derivative liability of $48,553, and interest expense of $11,053. The discount on the convertible note is accreted over the term of the convertible note.

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

January 31, 2014

NOTE 7  – CONVERTIBLE DEBT (CONTINUED)

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

On October 25, 2013, the Company issued 13,636,364 shares of common stock upon the conversion of principal amount of $3,000.  The derivative liability at October 25, 2013 was $9,163 and $3,792 was reclassified to additional paid-in-capital upon conversion of the principal amount of $3,000.  The fair value of the derivative liability at October 25, 2013 was determined using the Black-Scholes model.

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

On November 4, 2013, the Company issued 12,750,000 shares of common stock upon the conversion of principal amount of $1,550 and accrued interest amount of $1,000.  The derivative liability related to the convertible debt at November 4, 2013 was $2,158 and $2,158 was reclassified to additional paid-in-capital upon conversion of the principal amount of $1,550.  The derivative liability related to the accrued interest at November 4, 2013 was $10,300 and $1,392 was reclassified to additional paid-in-capital upon conversion of the accrued interest of $1,000.  The fair value of the derivative liability at November 4, 2013 was determined using the Black-Scholes model.

On November 8, 2013, the Company issued 2,500,000 shares of common stock upon the conversion of accrued interest amount of $500.  The derivative liability related to the accrued interest at November 8, 2013 was $14,065 and $1,099 was reclassified to additional paid-in-capital upon conversion of the accrued interest of $500.  The fair value of the derivative liability at November 8, 2013 was determined using the Black-Scholes model.

On November 15, 2013, the Company settled the remaining accrued interest of $5,899 and recorded a gain on settlement of debt. The remaining derivative liability of $12,966 was reclassified as a gain on fair value of derivative liability. As at January 31, 2014, the principal balance and accrued interest have been paid in full.

On January 15, 2014, the Company entered into a Convertible Promissory Note agreement for $40,000. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due on January 31, 2015. Pursuant to the agreement, the Note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 75% of the average of the closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company initially valued this derivative liability at $62,742 (with subsequent remeasurements) using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.10% to 0.13%; Dividend rate of 0%; and, historical volatility rates ranging from 345% to 346%. Accordingly, the Company recorded a discount on the convertible note of $40,000, a derivative liability of $62,742, and interest expense of $22,882. The discount on the convertible note is accreted over the term of the convertible note. During the year ended January 31, 2014, the Company recorded accretion of $657.

NOTE 8  – STOCKHOLDERS’ EQUITY

On February 29, 2012, the Company issued 8,500,000 shares of common stock at a fair value of $0.1005  per common share pursuant to the mining property acquisition agreement referred to in Note 3.

On April 16, 2012, the Company issued 5,000,000 shares of common stock at a fair value of $0.1049 per common share  pursuant to the  mining property acquisition agreement referred  to in Note 3.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

NOTE 8  – STOCKHOLDERS’ EQUITY (CONTINUED)

On January 22, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $7,500 of the convertible note as described in Note 7.

On February 25, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $6,800 of the convertible note as described in Note 7.

On March 8, 2013, the Company issued 8,000,000 shares of common stock upon the conversion of $5,600 of the convertible note as described in Note 7.

On March 19, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $7,000 of the convertible note as described in Note 7.

On March 27, 2013, the Company issued 10,000,000 shares of common stock upon the conversion of $5,300 of the convertible note as described in Note 7.

On August 8, 2013, the Company increased their authorized shares of common stock from 250,000,000 shares of common stock to 850,000,000 shares of common stock.

On August 27, 2013, the Company issued 12,272,727 shares of common stock upon the conversion of $5,400 of the convertible note as described in Note 7.

On September 10, 2013, the Company issued 12,432,432 shares of common stock upon the conversion of $4,600 of the convertible note as described in Note 7.

On October 4, 2013, the Company issued 13,571,429 shares of common stock upon the conversion of $3,800 of the convertible note as described in Note 7.

On October 22, 2013, the Company issued 13,636,364 shares of common stock upon the conversion of $3,000 of the convertible note as described in Note 7.

On October 25, 2013, the Company issued 13,636,364 shares of common stock upon the conversion of $3,000 of the convertible note as described in Note 7.

On October 31, 2013, the Company issued 13,500,000 shares of common stock upon the conversion of $2,700 of the convertible note as described in Note 7.

On November 4, 2013, the Company issued 12,750,000 shares of common stock upon the conversion of $1,550 of the convertible note and accrued interest of $1,000 on the convertible note as described in Note 7.

On November 8, 2013, the Company issued 2,500,000 shares of common stock upon the conversion of accrued interest of $500 on the convertible note as described in Note 7.

NOTE 9  – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2014 the Company had incurred accumulated losses since inception of $2,253,682 and has a working capital deficit of $478,953. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

January 31, 2014

NOTE 10  – DISCONTINUED OPERATIONS

Upon entering into the Acquisition Agreement described in Note 7(a), the Company changed  its operations. All operations prior to the acquisition have been classified as discontinued operations. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

The results of discontinued operations are summarized as follows:

	Year ended		From January 3,

	January 31,		2008 (Inception) to
	2014	2013	January 31, 2014
	$	$	$

Operating Expenses

General and administrative	–	–	47,843
Impairment loss on intangible asset	–	–	6,000

Total Operating Expenses	–	–	53,843

Net Loss from Discontinued Operations	–	–	(53,843)

NOTE 11 – INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31, 2014 $	January 31, 2013 $

Net loss	71,671	1,764,303

Income tax rate	35%	35%

Expected income tax benefit	(25,085)	(617,506)

Permanent differences	(792)	42,630

Valuation allowance change	25,877	574,876

Provision for income taxes	–	–

The significant components of deferred income tax assets at January 31, 2014 and 2013 are as follows:

	January 31, 2014 $	January 31, 2013 $

Net operating loss carryforward	746,952	721,075

Valuation allowance	(746,952)	(721,075)

Net deferred income tax asset	–	–

The Company has net operating loss carryforwards of approximately $2,188,643 available to offset taxable income in future years which expire beginning in fiscal 2028. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

NOTE 12 – FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of January 31, 2014 and 2013, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	January 31, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability(1)	$(44,298)	$—	$(44,298)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	January 31, 2013	(Level 1)	(Level 2)	(Level 3)

Derivative liability(1)	$(86,518)	$—	$(86,518)	$—

(1)    The fair value of the derivative liability is determined using the Black-Scholes valuation method.

NOTE 13 – RESTATEMENT

The Company identified an error relating to the non-recognition of legal expenses incurred in the year ended January 31, 2013. The effect of the error is to increase net loss by $44,179 for the year ended January 31, 2013. Net loss per share for the year ended January 31, 2013 was unchanged. The Company also reclassified $16,105 from due to related parties to accounts payable and accrued liabilities for amounts due to a former CEO.

The Company quantified and evaluated the error using both the balance sheet and income statement approach pursuant to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108) and concluded that the misstated amount of $44,179 is considered immaterial in the prior year when all relevant quantitative and qualitative factors are considered.  Therefore, the Company has elected to restate its prior year financial statements for the year ended January 31, 2013 in the current filing without amending its previously filed report.

The following  tables reflect the adjustment and restated amounts:

January 31, 2013
Consolidated Balance Sheet	As Reported	Adjustment	As Restated
Accounts payable and accrued liabilities	$ 73,454	$ 60,284	$ 133,738
Due to related parties	$ 41,305	$ (16,105)	$ 25,200
Total Liabilities	$ 492,652	$ 44,179	$ 536,831

Stockholders’ Deficit
Deficit Accumulated During the Development Stage	$ (2,083,989)	$ (44,179)	$ (2,128,168)
Total Stockholder’ Deficit	$ (492,652)	$ (44,179)	$ (536,831)

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

NOTE 13 – RESTATEMENT (CONTINUED)

For the Year Ended January 31, 2013
Consolidated Statement of Operations	As Reported	Adjustment	As Restated

General and Administrative	$ 146,645	$ 44,179	$ 190,824
Total Operating Expense	$ (1,592,544)	$ (44,179)	$ (1,636,723)
Loss From Continuing Operations	$ (1,720,124)	$ (44,179)	$ (1,764,303)
Net Loss Per Share – Basic and Diluted	$ (0.01)		$ (0.01)

NOTE 14 – SUBSEQUENT EVENTS

On March 18, 2014, the CEO (on behalf of the Company) paid, registered and acquired 28 new claims comprising of 1,546.87 hectares, for $1,533.

On May 29, 2014 the Company executed a convertible note payable agreement with a third party, and received $40,000 in related proceeds. The note has a maturity date of May 30, 2015 and carries an annual interest rate of 8%. The note can be converted at any time into common shares of the Company at a conversion price that is 75% of the average closing bid prices for the ten trading days immediately preceding the conversion date.

Item 9.           Changes and Disagreements With Accountants on Accounting and Financial Disclosure

 None.

Item 9A.        Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our president (our principal executive officer and our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2014, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president (our principal executive officer and our principal financial and accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial and accounting officer) have concluded that our financial controls and procedures are not effective at that reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2014, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.     We did not maintain appropriate financial reporting controls – As of January 31, 2014, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2014, our company did not have sufficient financial reporting controls with respect to timely financial reporting and adequate segregation of duties. Subsequent to January 31, 2014, our company has obtained the necessary assistance to ensure that the timely financial reporting issues can be performed on a timely basis.

Our company plans to remedy the deficiency for timely disclosure by more closely monitoring our accounting processes and procedures in the future.

Our company plans to remediate the deficiency related to adequate segregation of duties. We are a small company, and as we raise more financing, we plan to add more personnel to remedy this situation.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2014 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended January 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ramzan Savji - President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Mr. Savji has been the vice president, secretary and director of our company since October 25, 2011 and was appointed as president, chief executive officer, chief financial officer and treasurer effective November 1, 2012.

In August 2000, Mr. Savji incorporated and founded Telecommunications Supply Line Ltd., a telecommunications installation and networking material supplier in Kenya, where he continues to be the managing director of the company on a day-to-day basis.

Ramzan Savji has more than 30 years of experience in the banking and business sector. He has studied banking and business administration in Germany and was employed with the Deutsche Bank A.G., Munich, Germany in their letters of credit department from June 1971 to August 1974. He then became the area representative for Societe Generale, the French and international bank from May 1988 to April 1995. He covered Kenya, Uganda, Tanzania, Rwanda, Burundi and Malawi. He was responsible for building up and enhancing correspondent banking relationships between Societe Generale and the banks domiciled in the above countries. He was also responsible for lobbying and promoting business for French companies and arranging short, medium and long term lines of credit for project financing for both, the public sector as well the private sector

From December 1993 to December 1996, Mr. Savji was also a member of the board of governors of the Aga Khan Hospital in Nairobi, Kenya. We appointed Mr. Savji as our officer and director due to his financial background and contacts with banking institutions.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement on Form S-1 on March 18, 2010. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Toron, Inc., P.O. Box 45591-00100, Nairobi, Kenya.

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

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)   our principal executive officer;

(b)   each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2014 and 2013; and

(c)   up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ramzan Savji (1) President, CEO, CFO Secretary, Treasurer and Director	2014 2013	5,000 21,600	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	5,000 21,600
Michael Whitehead (2) Former President, CEO, CFO and Director	2014 2013	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)     Mr. Savji was appointed as a director and appointed as vice president and secretary on October 25, 2011 and as president, chief executive officer, chief financial officer, secretary, treasurer and director on November 1, 2012;

(2)     Mr. Whitehead resigned as president, chief executive officer, chief financial officer and director on November 1, 2012.

On November 1, 2013, we entered into a consulting agreement Ramzan Savji.  Pursuant to the terms of the consulting agreement, Mr. Savji will receive $2,000 per month as compensation for his services the sole officer and director of our company.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2014.

Option Exercises

During our fiscal year ended January 31, 2014 there were no options exercised by our named officers.

Compensation of Directors

On November 1, 2013, we entered into a consulting agreement Ramzan Savji.  Pursuant to the terms of the consulting agreement, Mr. Savji will receive $2,000 per month as compensation for his services the sole officer and director of our company. Our directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 2, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ramzan Savji(2) P.O. Box 45591-00100 Nairobi, Kenya	Common	15,500,000	4.51%
Directors and Officers as a Group	Common	15,500,000	4.51%
COR Clearing LLC 9300 Underwood Ave., Ste. 400 Omaha, NE 68144-5702	Common	26,012,291	7.57%
Charles Schwab & Co. Inc. 2423 E. Lincoln Dr. Phoenix, AC 85016	Common	19,198,253	5.59%
5% Holders as a Group	Common	45,210,544	13.16%

(1)   Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 2, 2014. As of June 2, 2014, there were 343,589,316 shares of our company’s common stock issued and outstanding.

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

Item 13.         Certain Relationships and Related Transactions and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2014 and for the fiscal year ended January 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2014 $	January 31, 2013 $
Audit Fees	20,645	16,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	20,645	16,500

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

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on March 18, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on March 18, 2010)
3.3	Certificate of Amendment filed September 16, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 21, 2011)
(10)	Material Contracts
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

10.5*	Consulting Agreement between our company and Ramzan Savji dated November 1, 2013
10.6*	Form of Subscription Agreement
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(21)	Subsidiaries of the Company
21.1	Toron Resources Inc., a wholly owned, Canadian federally incorporated company,
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data Files
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

TORON, INC.
(Registrant)

Dated: June 19, 2014	By:	/s/ Ramzan Savji
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

Dated: June 19, 2014	By:	/s/ Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)