Form 10-Q
period 2014-04-30
TORON INC.
filed 2014-06-24
CIK 1484674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-165539
TORON, INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
P.O. Box 45591-00100, Nairobi, Kenya				45591-00100
(Address of principal executive offices)				(Zip Code)
+254 0722 723 790
(Registrant’s telephone number, including area code)
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
343,589,316 common shares issued and outstanding as of June 23, 2014.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited condensed consolidated interim financial statements for the three month period ended April 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

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

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) April 30, 2014	January 31, 2014
ASSETS

Current Assets

Cash	$ 1,639	$ 30,993

Total Assets	$ 1,639	$ 30,993

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 129,585	$ 148,046
Advances	259,254	259,254
Due to related parties	53,733	46,800
Derivative liability	52,096	44,298
Convertible debt	1,807	657

Total Current Liabilities	496,475	499,055

Long-term note payable	10,891	10,891

Total Liabilities	507,366	509,946

Stockholders’ Deficit

Common stock, 850,000,000 shares authorized, $0.001 par value; 343,589,316 shares issued and outstanding	343,589	343,589

Additional paid-in capital	1,431,140	1,431,140

Deficit accumulated during the development stage	(53,843)	(53,843)

Deficit accumulated during the exploration stage	(2,226,613)	(2,199,839)

Total Stockholders’ Deficit	(505,727)	(478,953)

Total Liabilities and Stockholders’ Deficit	$ 1,639	$ 30,993

The accompanying notes are an integral part of these condensed consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended April 30,		From January 3, 2008 (Inception) to
	2014	2013	April 30, 2014

Operating Expenses

General and administrative	$ 14,567	$ 8,712	$ 358,033
Exploration costs	–	–	7,149
Impairment loss on mineral properties	1,533	–	1,727,083

Total Operating Expenses	16,100	8,712	2,092,265

Other (Income) Expenses
Loss (Gain) on derivative liability	7,798	(8,767)	36,630
Gain on settlement of debt	–	–	(5,899)
Accretion of discount on convertible debt	1,149	–	38,649
Amortization of deferred financing costs	–	–	2,500
Interest expense	1,727	1,888	62,468

Total Other (Income) Expenses	10,674	(6,879)	134,348

Loss From Continuing Operations	(26,774)	(1,833)	(2,226,613)

Loss from Discontinued Operations	–	–	(53,843)

Net Loss	$ (26,774)	$ (1,833)	$ (2,280,456)

Net Loss Per Share
Continuing Operations	$ (0.00)	$ (0.00)
Discontinued Operations	$ (0.00)	$ (0.00)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding – Basic and Diluted	343,589,000	231,784,000

The accompanying notes are an integral part of these condensed consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended April 30,		From January 3, 2008 (Inception) to April 30, 2014
	2014	2013

Cash Flows from Operating Activities

Net loss	$ (26,774)	$ (1,833)	$ (2,280,456)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset, related to discontinued operations	–	–	6,000
Impairment loss on mineral properties	1,533	–	1,727,083
Change in fair value of derivative liability	7,798	(8,767)	36,630
Debt discount amortization and origination interest	1,150	–	91,852
Gain on settlement of debt	–	–	(5,899)
Expenses paid by related parties	5,400	5,389	66,654
Expenses paid by third parties	–	–	3,630

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(18,461)	5,211	120,995

Net Cash Used in Operating Activities	(29,354)	–	(233,511)

Cash Flows from Investing Activities

Payments to acquire mineral properties	–	–	(160,000)
Acquisition of intangible asset	–	–	(6,000)

Net Cash Used in Investing Activities	–	–	(166,000)

Cash Flows from Financing Activities

Proceeds from advances	–	–	266,515
Due to related parties	–	–	1,535
Proceeds from issuance of convertible debt	–	–	77,500
Proceeds from the issuance of common stock, related to discontinued operations	–	–	55,600

Net Cash Provided by Financing Activities	–	–	401,150

Increase (Decrease) in Cash	(29,354)	–	1,639

Cash - Beginning of Period	30,993	–	–

Cash - End of Period	$ 1,639	$ –	$ 1,639

Supplemental Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for mineral properties	$ –	$ –	$ 1,565,550
Contribution to capital from extinguishment of derivative liabilities	$ –	$ –	$ 79,299
Mineral claim acquisition payments made by related party on behalf of Company	$ 1,533	$ –	$ 1,533

Common stock issued upon conversion of convertible note and accrued interest	$ –	$ 24,700	$ 57,750

The accompanying notes are an integral part of these condensed consolidated financial statements

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

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

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company. Refer to Note 9  for factors affecting the Company’s ability to continue as a going concern.

The balance sheet as of April 30, 2014  and the statements of operations and cash flows for the period presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2014, the Company does not have any asset retirement obligations.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Acquisition and Exploration Costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred. During the three months ended April 30, 2014, the Company impaired mineral claim acquisition costs of $1,533 due to indicators of impairment existing, and no forecasted cash flows.

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the three months ended April 30, 2014 and 2013, the Company had no items that represent other comprehensive income.

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

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing the net loss by the weighted average common shares outstanding during the period. As of April  30, 2014 and January 31, 2014, there were 97,560,976  and 160,000,000 potential common shares related to the Company’s convertible promissory notes.

Fair Value of Financial Instruments

The Company’s financial instruments consists of cash, accounts payable and accrued liabilities, advances, due to related parties, derivative liability, convertible debt and long-term note payable. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting  Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation

NOTE 3 – MINERAL PROPERTIES

a)       Effective  February 6, 2012, the Company entered into a mining property acquisition agreement (the "Acquisition Agreement”) whereby the Company has agreed to acquire an undivided 100% interest in and to an aggregate of 140 mineral claims located in the Province of Quebec, Canada (the “Claims”). The Claims are subject to a 2% net smelter royalty payable to the Vendor. Pursuant to the agreement, the Company agreed to pay $20,000 and issue 5,000,000 shares of common stock on or before April 16, 2012. (these shares were issued and money paid on April 16, 2012)

On April 30, 2012, the Company determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $544,500. All of these claims have subsequently expired.

b)       On March 18, 2014, the CEO (on behalf of the Company) paid, registered and acquired 28 new claims comprising of 1,546.87  hectares, for $1,533. As the Company had identified indicators of impairment (due to its recurring net losses), and no forecasted cash flows, the Company recorded an impairment loss of $1,533 as of April 30, 2014.

NOTE 4  – ADVANCES

As at April 30, 2014, the Company is indebted to a non-related party in the amount of $200,000 (January 31, 2014 - $200,000). This amount is unsecured, non-interest bearing and due on demand.

As at April 30, 2014, the Company is indebted to a non-related party in the amount of $59,254 (January 31, 2014 - $59,254) pursuant to a line of credit agreement of up to a maximum of $75,000. This amount is unsecured, non-interest bearing and due on demand.

NOTE 5  – RELATED PARTY TRANSACTIONS

As at April 30, 2014, the Company was indebted to a director of the Company in the amount of $53,733 (January 31, 2014 - $46,800). The amounts are unsecured, non-interest bearing and due on demand.

During the three months ended April 30, 2014 and 2013, this director paid expenses on behalf of the Company of $5,400 and $5,389, respectively. This director also made claim acquisition payments on behalf of the Company of $1,533 during the three months ended April 30, 2014.

NOTE 6  – LONG TERM DEBT

On August 1, 2013, the Company executed a line of credit agreement with a third party for up to $50,000. The amount outstanding bears interest at an annual rate of 12%, beginning on August 1, 2014. All indebtedness under this line of credit agreement is due on August 1, 2015. The amount outstanding under this line of credit agreement as of April 30, 2014 was $10,891.

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

(Unaudited)

NOTE 7  – CONVERTIBLE DEBT

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

The Company has determined that the conversion feature is a derivative liability as the Company could lack sufficient authorized shares to cover a conversion request. The Company values this derivative liability using the Black-Scholes model and the following assumptions (including subsequent remeasurements): Risk-free interest rates ranging from 0.10% to 0.13%; Dividend rate of 0%; and, historical volatility rates ranging from 345% to 346%. Accordingly upon issuance, the Company recorded a discount on the convertible note of $40,000, a derivative liability of $62,742, and interest expense of $22,882. The discount on the convertible note is accreted over the term of the convertible note. During the three months ended April 30, 2014, the Company recorded accretion of $1,150. The Company remeasured the derivative liability at April 30, 2014 and recorded a related loss on derivative liability of $7,798 as of April 30, 2014 (calculated value of the derivative was $52,096).

NOTE 8  – STOCKHOLDERS’ EQUITY

There were no stock transactions for the three months ended April 30, 2014.

NOTE 9  – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2014 the Company had incurred accumulated losses since inception of $2,280,456. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

NOTE 10 – FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of April 30, 2014 and January 31, 2014, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	April 30, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability(1)	$(52,096)	$—	$(52,096)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	January 31, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability(1)	$(44,298)	$—	$(44,298)	$—

TORON, INC. AND SUBSIDIARY

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

(Unaudited)

(1)    The fair value of the derivative liability is determined using the Black-Scholes valuation method.

NOTE 11 – SUBSEQUENT EVENTS

On May 29, 2014, the Company executed a convertible note payable agreement with a third party, and received $40,000 in related proceeds. The note has a maturity date of May 30, 2015, and carries an annual interest rate of 8%. The note can be converted at any time into common shares of the Company at a conversion price that is 75% of the average closing bid prices for the ten trading days immediately preceding the conversion date.

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

Corporate Overview

We were originally organized under the laws of the State of Nevada, on January 3, 2008. From our inception, we were engaged in the, marketing, sales and re-sales via the Internet of web domain names or URL’s. Our management decided to redirect our business focus towards identifying and pursuing options regarding the acquisition of mineral exploration properties. We have one subsidiary, Toron Resources Inc., a Canadian federally incorporated company. Our fiscal year end is January 31. Our address is P.O. Box 45591-00100, Nairobi, Kenya

On September 12, 2011, our board of directors approved a forward stock split of our common stock by way of a stock dividend on a 32 (new) common shares for 1 (old) common share basis. The pay-out date was September 29, 2011.

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

On April 30, 2012, we determined the acquisition costs for these mineral properties were impaired and recorded a related impairment loss in the statement of operations of $894,250. During the year ended January 31, 2013, we incurred exploration costs related to these claims of $7,149 for geologist fees related to a Canadian National Instrument 43-101 technical report.  All of these claims have subsequently expired.

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

 #2333942

#2333943

#2333944

#2333945

As a result of this amendment, the total number of claims transferred under the Agreement is 142.  All of these claims have subsequently expired.

On March 18, 2014, our chief executive officer (on behalf of our company) paid, registered and acquired 28 new claims comprising of 1,546.87 hectares, for $1,533.

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

On May 29, 2014, we entered into a convertible note payable agreement for $40,000. The note has a maturity date of May 30, 2015, and carries an annual interest rate of 8%. The note can be converted at any time into common shares at a conversion price that is 75% of the average closing bid prices for the 10 trading days prior to the date of the conversion notice.

Results of Operations for the Three Months Ended April 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the quarter ended April 30, 2014 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended April 30, 2014 and 2013 and from January 3, 2008 (date of inception) to April 30, 2014 are summarized as follows:

		Three Month Period Ended April 30,			For the Period From January 3, 2008 (Inception) through April,
		2014		2013		2014
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$16,100		$8,712		$2,092,265
Other (Income) Expenses:
Loss (Gain) on derivative liability		$7,798		$(8,767)		$36,630
Gain on settlement of debt	$	Nil	$	Nil		$(5,899)
Accretion of discount on convertible debt		$1,149	$	Nil		$38,649
Amortization of deferred financing costs	$	Nil	$	Nil		$2,500
Interest expense		$1,727		$1,888		$62,468
Loss from continuing operations		$(26,774)		$(1,833)		$(2,226,613)
Loss from discontinued operations	$	Nil	$	Nil		$(53,843)
Net loss		$(26,774)		$(1,833)		$(2,280,456)

Our expenses increased during the three month period ended April 30, 2014 compared to the same period in 2013 primarily as a result of increases in operating expenses, loss on derivative liability, and accretion of discount on convertible debt.

Revenues

We have had no operating revenues since our inception on January 3, 2008 through to April 30, 2014. Our activities have been financed from the proceeds from advances and issuances of share subscriptions. From our inception, on January 3, 2008 to April 30, 2014 we have raised a total of $77,500 from private offerings of our common stock by way of a series of convertible debentures. For the period from January 3, 2008 (inception) to April 30, 2014 we incurred total operating expenses of $2,092,265.

Expenses

Our expenses for the three months ended April 30, 2014 and 2013 and for the period from January 3, 2008 (inception) through April 30, 2014 are outlined in the table below:

	Three Month Period Ended April 30,				For the Period From January 3, 2008 (Inception) Through April 30,
		2014		2013	2014
General and administrative		$14,567		$8,712	$358,033
Exploration costs	$	Nil	$	Nil	$7,149
Impairment loss on mineral properties		$1,533	$	Nil	$1,727,083

Our operating expenses increased during the three month period ended April 30, 2014 compared to the same period in 2013 primarily as a result of increases in general and administrative expenses and impairment loss on mineral properties.

Liquidity and Financial Condition

Working Capital

	At April 30, 2014	At January 31, 2014
Current Assets	$1,639	$30,993
Current Liabilities	$496,475	$499,055
Working Capital (Deficit)	$(494,836)	$(468,062)

Cash Flows

		Three Months Ended April 30, 2014		Three Months Ended April 30, 2013
Net Cash (used in) provided by Operating Activities		$(29,354)	$	Nil
Net Cash (used in) provided by Investing Activities	$	Nil	$	Nil
Net Cash (used in) provided by Financing Activities	$	Nil	$	Nil
Increase (Decrease) in Cash During the Period		$(29,354)	$	Nil

The increase in our working capital deficit at April 30, 2014 from January 31, 2014, is reflective of the current state of our business development, primarily due to decreased cash and increases in amounts due to related parties, derivative liability and convertible debt.

As of April 30, 2014, our total assets were $1,639 and our total liabilities were $507,336 and we had a working capital deficit of $494,836. Our unaudited financial statements report a net loss of $26,774 for the three months ended April 30, 2014 compared to a net loss of $1,833 for the same period in 2013. We incurred a net loss of $2,280,456 for the period from January 3, 2008 (inception) to April 30, 2014.

As of, April 30, 2014, we had cash on hand of $1,639. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended January 31, 2014, that there is substantial doubt that we will be able to continue as a going concern.

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

Going Concern

The unaudited interim condensed consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of April 30, 2014, our company has accumulated losses of $2,280,456 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Asset Retirement Obligations

Our company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2014, our company does not have any asset retirement obligations.

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the three months ended April 30, 2014 and 2013, our company had no items that represent other comprehensive income.

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

Basic and Diluted Loss Per Share

Our company computes basic loss per share by dividing the net loss by the weighted average common shares outstanding during the period. As of April  30, 2014 and January 31, 2014, there were 97,560,976  and 160,000,000 potential common shares related to our company’s convertible promissory notes.

Fair Value of Financial Instruments

Our company’s financial instruments consists of cash, accounts payable and accrued liabilities, advances, due to related parties, derivative liability, convertible debt and long-term note payable. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized

Reclassifications

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2014, we entered into a convertible note payable agreement for $40,000. The note has a maturity date of May 30, 2015, and carries an annual interest rate of 8%. The note can be converted at any time into common shares at a conversion price that is 75% of the average closing bid prices for the 10 trading days prior to the date of the conversion notice.  The convertible debenture was issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

10.5	Consulting Agreement between our company and Ramzan Savji dated November 1, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on June 19, 2014)
10.6	Form of Subscription Agreement (incorporated by reference to our Annual Report on Form 10-K filed on June 19, 2014)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on May 9, 2008)
(21)	Subsidiaries of the Company
21.1	Toron Resources Inc., a wholly owned, Canadian federally incorporated company,

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101	Interactive Data Files
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

TORON, INC.
(Registrant)

Dated: June 24, 2014	/s/ Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)